Form 10-Q
period 2007-09-30
Virgin Mobile USA, Inc.
filed 2007-11-16
CIK 1396546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33735

Virgin Mobile USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8826316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Independence Boulevard, Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

(908) 607-4000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The number of shares of each of the registrant’s classes of common stock outstanding as of November 9, 2007 was as follows:
Class A common stock, par value $0.01 per share	53,146,052
Class B common stock, par value $0.01 per share	1
Class C common stock, par value $0.01 per share	115,062

Virgin Mobile USA, Inc.

Form 10-Q

For the quarterly period ended September 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Virgin Mobile USA, Inc.

Condensed Balance Sheet

(Unaudited)

As of September 30, 2007

Assets
Current assets:
Cash and cash equivalents	$1

Total assets	$1

Commitments and contingencies
Stockholder’s Equity
Common Stock; $0.01 par value, 100 shares authorized, 1 share issued and outstanding	$–
Additional paid-in-capital	1

Total stockholder’s equity	$1

The accompanying notes are an integral part of these financial statements.

Virgin Mobile USA, Inc.

Notes to the Condensed Balance Sheet (Unaudited)

1. Description of Business and Basis of Presentation

Virgin Mobile USA, Inc. (the “Company”), a Delaware corporation was formed on April 11, 2007 and capitalized on April 17, 2007 in connection with a proposed initial public offering.

Basis of Presentation

The accompanying unaudited balance sheet of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, it does not include annual disclosures necessary for a presentation of the Company’s financial position in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position for the interim periods presented on a basis consistent with the Company’s historical audited balance sheet and the accompanying notes. This document should be read in conjunction with the financial statements and accompanying notes included in the Company’s prospectus dated October 10, 2007 and filed with the SEC on October 11, 2007.

2. Subsequent Events

Reorganization and Initial Public Offering

In connection with its initial public offering (“IPO”), the Company, Virgin Mobile USA, LLC and Bluebottle USA Investments L.P. and its subsidiaries (“Investments”) completed a reorganization. As part of the reorganization, Virgin Mobile USA, LLC converted to a limited partnership and changed its name to Virgin Mobile USA, L.P. (the “Operating Partnership”). Upon completion of the reorganization and the IPO, the equity, on a converted basis, in the Company’s business was owned 35.1% by Corvina Holdings Limited and Cortaire Limited, affiliates of Virgin Group Holdings Limited, (the “Virgin Group”), 18.5% by Sprint Ventures, Inc., an affiliate of Sprint Nextel Corporation together with its affiliated entities (“Sprint Nextel”), through its ownership in the Operating Partnership, 4.2% by other minority investors and the remaining 42.2% is publicly traded on the New York Stock Exchange.

On October 16, 2007, the Company completed its IPO and the Company and the selling stockholders sold 27,500,000 shares of Class A Common Stock. The Company received net proceeds of $355.4 million, after deducting underwriting commissions and discounts of $23.7 million and estimated offering expenses of $4.6 million. The Company used $136 million of the IPO proceeds to pay Sprint Nextel for a portion of Sprint Nextel’s limited liability company interests in Virgin Mobile USA, LLC that the Company purchased in connection with the reorganization and the IPO. The remaining net proceeds of $219.4 million were contributed to the Operating Partnership through Investments and Bluebottle USA Holdings L.P. (“Holdings”). Holdings used these proceeds to purchase additional limited partnership units in the Operating Partnership. The Operating Partnership used the proceeds to (1) repay $150 million of outstanding borrowings and $0.8 million of accrued interest under the senior secured credit facility and (2) repay $45 million of indebtedness and $0.6 million of accrued interest owed to Sprint Nextel under the subordinated secured revolving credit facility. Subsequent to the IPO, the Operating Partnership used the remaining net proceeds of approximately $23.1 million for general corporate purposes.

Following the reorganization and the IPO, the authorized capital stock of the Company consists of: (i) Class A common stock, entitled to one vote per share on all matters submitted to a vote of stockholders; (ii) one share of Class B common stock (presently held by Sprint Nextel) entitled to a number of votes per share on all matters submitted to a vote of stockholders that is equal to the total number of shares of Class A common stock for which the partnership units that Sprint Nextel holds in the Operating Partnership are exchangeable; (iii) Class C common stock (presently held by the Virgin Group) entitled to one vote per share on all matters submitted to a vote of stockholders and convertible into Class A common stock on a one-for-one basis at any time; and (iv) preferred stock. Sprint Nextel and the Virgin Group, the principal stockholders, are able to exercise control over the Company’s management and affairs and all matters requiring stockholder approval as a result of their ownership of 35.1% voting power in Virgin Mobile USA, Inc. (in the form of Class A common stock and Class C common stock) in the case of the Virgin Group and of 18.5% voting power (in the form of Class B common stock) in the case of Sprint Nextel. Immediately following the reorganization and the IPO, the Company had the following classes of capital stock authorized, and issued and outstanding.

Virgin Mobile USA, Inc.

Notes to the Condensed Balance Sheet (Unaudited)

	Shares Authorized	Shares Issued and Outstanding
Class A	200,000,000	53,022,034
Class B	1	1
Class C	999,999	115,062
Preferred Stock(1)	—	—

(1)	The Company’s certificate of incorporation authorizes the board of directors to establish one or more series of preferred stock (including convertible preferred stock). No shares of preferred stock were outstanding.

In its December 31, 2007 financial statements, the Company will account for the reorganization transactions, for all periods presented, using a carryover basis, similar to a pooling-of-interest as the reorganization transactions were premised on a non-substantive exchange in order to facilitate the IPO. This is consistent with Financial Accounting Standards Board Technical Bulletin 85-5, “Issues Relating to Accounting for Business Combinations, including Costs of Closing Duplicate Facilities of an Acquirer; Stock Transactions between Companies under Common Control; Down-Stream Mergers, Identical Common Shares for a Pooling of Interests; and Pooling of Interests by Mutual and Cooperative Enterprises.”

Pro Forma Balance Sheet Information (Unaudited)

The unaudited pro forma balance sheet data below reflects the transactions noted above that occurred subsequent to September 30, 2007. The pro forma balance sheet gives effect to (1) the reorganization transactions, including the consolidation of the Company, Virgin Mobile USA, L.P. and Investments on a carryover basis, (2) receipt of $355.4 million of net proceeds from the IPO, (3) payment of $136 million to Sprint Nextel for limited liability company interests in Virgin Mobile USA, LLC purchased by the Company, (4) repayment of $150 million of outstanding borrowings and $0.8 million of accrued interest under the senior secured credit facility, and (5) repayment of $45 million of indebtedness and $0.6 million of accrued interest owed to Sprint Nextel under the subordinated revolving credit facility, as if these transactions had occurred on September 30, 2007. Sprint Nextel’s 18.5% interest in the Operating Partnership is reflected as minority interest in the unaudited pro forma balance sheet.

Virgin Mobile USA, Inc.

Notes to the Condensed Balance Sheet (Unaudited)

Pro Forma Condensed Consolidated Balance Sheet

(Unaudited)

(In thousands)

September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$23,106
Other current assets	226,902

Total current assets	250,008
Property and equipment, net	45,321
Other assets	11,285

Total assets	$306,614

Liabilities and stockholders’ / members’ equity
Current liabilities:
Current portion of long-term debt	$31,988
Other current liabilities	378,729

Total current liabilities	410,717

Other liabilities	5,585
Long-term debt	250,762
Related party debt	45,000

Total non-current liabilities	301,347
Minority interest	(115,447)
Total stockholders’ deficit	(290,003)

Total liabilities and stockholders’ deficit	$306,614

The unaudited pro forma balance sheet does not reflect any adjustments relating to tax receivable agreements with Sprint Nextel and the Virgin Group, discussed below, except for adjustments relating to the initial sale of limited liability company interests by Sprint Nextel to the Company as part of the reorganization transactions, since the amount and timing of the utilization of the tax benefits under those agreements is unknown. However, any payments to Sprint Nextel and the Virgin Group pursuant to their respective tax receivable agreements are expected to be accounted for as follows:

•

the Company will recognize a deferred tax asset relating to the increase in the tax bases of the assets owned, in the case of the tax receivable agreement with Sprint Nextel based on enacted tax rates at the date of the transactions giving rise to the increased tax bases;

•

the Company will evaluate the likelihood of realizing the benefits of such deferred tax asset and reduce the deferred tax asset with a valuation allowance if there is a more likely than not chance that the deferred tax asset will not be realized; and

•

the Company will record a liability for the amount expected to be paid under the tax receivable agreement with Sprint Nextel or the tax receivable agreement with the Virgin Group, as the case may be, estimated using assumptions consistent with those used in estimating the Company’s ability to realize net deferred tax assets.

Virgin Mobile USA, Inc.

Notes to the Condensed Balance Sheet (Unaudited)

Pro Forma Earnings Per Share (Unaudited)

The calculation of pro forma basic and diluted earnings/(loss) per share converts the historical weighted average number of units of limited liability company interests in Virgin Mobile USA, LLC outstanding as of September 30, 2007 and 2006 to common stock based on a conversion rate used in the reorganization. New equity issued in the IPO was not outstanding on September 30, 2007 and therefore not included in weighted average shares for any period. The net (loss)/income of Virgin Mobile USA, LLC and Investments is combined and the equity in income/(loss) of investee is eliminated in determining the pro forma net (loss)/income. Pro forma net (loss)/income per share is calculated by dividing the pro forma net (loss)/income per share by the pro forma historical weighted average number of shares of common stock outstanding for each period shown. The Company’s pro forma net (loss) for the three months ended September 30, 2007 and 2006, and accordingly the diluted (loss) per share is the same as the basic (loss) per share for that period, as any potentially dilutive securities would reduce the net loss per share.

	Three months ended September 30, 2007		Nine months ended September 30, 2007
	Basic	Diluted	Basic	Diluted
	( In thousands, except per share amounts)
		(Unaudited)
Pro forma weighted average shares outstanding:
Common stock (i)	49,352	49,352	49,098	49,098
Stock options—Class A common stock (ii)	—	—	—	1,004
Restricted stock units—Class A common stock (iii)	—	—	—	19

Pro forma weighted average shares outstanding	49,352	49,352	49,098	50,121

Pro forma net (loss)/income:
Virgin Mobile USA, LLC	$(7,301)	$(7,301)	$19,215	$19,215
Bluebottle USA Investments L.P	(3,523)	(3,523)	8,775	8,775
Virgin Mobile USA, Inc.	—	—	—	—
Eliminate equity in loss/(income) of investee (iv)	3,443	3,443	(9,060)	(9,060)

Pro forma net (loss)/income	$(7,381)	$(7,381)	$18,930	$18,930

Pro forma net (loss)/income per common share	$(0.15)	$(0.15)	$0.39	$0.38

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	Basic	Diluted	Basic	Diluted
	( In thousands, except per share amounts)
		(Unaudited)
Pro forma weighted average shares outstanding:
Common stock (i)	48,413	48,413	48,408	48,408
Stock options—Class A common stock (ii)	—	—	—	453
Restricted stock units—Class A common stock (iii)	—	—	—	—

Pro forma weighted average shares outstanding	48,413	48,413	48,408	48,861

Pro forma net (loss)/income:
Virgin Mobile USA, LLC	$(5,062)	$(5,062)	$8,055	$8,055
Bluebottle USA Investments L.P	(2,399)	(2,399)	3,711	3,711
Virgin Mobile USA, Inc.	—	—	—	—
Eliminate equity in loss/(income) of investee (iv)	2,386	2,386	(3,799)	(3,799)

Pro forma net (loss)/income	$(5,075)	$(5,075)	$7,967	$7,967

Pro forma net (loss)/income per common share	$(0.10)	$(0.10)	$0.16	$0.16

(i) Represents weighted average number of units of limited liability company interests in Virgin Mobile USA, LLC for the period converted to weighted average common shares based on a conversion rate used in the reorganization.

Virgin Mobile USA, Inc.

Notes to the Condensed Balance Sheet (Unaudited)

(ii) The issuance of options on shares of Class A common stock to holders of awards granted under the 2005 Stock Appreciation Rights Plan and the conversion of units granted under the 2002 and 2006 Stock Appreciation Rights Plans (“2002 and 2006 SAR Plans”) into options on shares of the Company’s Class A common stock has been included in the computation of diluted pro forma earnings per share using the treasury stock method. For the three months ended September 30, 2007 and 2006, approximately 554,000 and approximately 642,000 options were excluded from the calculation of diluted earnings/(loss) per share since the effect was anti-dilutive.

(iii) The Restricted Stock Unit (“RSU”) Awards granted on February 14, 2007 and May 23, 2007 are included in the computation of diluted pro forma earnings per share using the treasury stock method assuming a conversion to Class A common shares.

(iv) Investments accounts for its share of Virgin Mobile USA, LLC under the equity method of accounting, as it does not control the operations of Virgin Mobile USA, LLC. Under the equity method, Investments adjusts its investment account for its proportionate share of Virgin Mobile USA, LLC’s net income or loss in equity in loss/(income) of investee.

Share-Based Awards

On October 10, 2007, the Company’s Board of Directors approved the Virgin Mobile USA, Inc. 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Share Plan”). The 2007 Omnibus Share Plan provides for the grant of equity-based awards, including stock options, restricted stock, performance shares, stock appreciation rights, common stock, performance units or cash based awards, as determined by the Company’s Compensation Committee. Up to 7.7 million shares were authorized for issuance under the 2007 Omnibus Share Plan, including shares that underlie awards originally made under the Virgin Mobile USA, LLC equity-based incentive plans.

In connection with the IPO, all awards outstanding under the Virgin Mobile USA, LLC Option Plans and Agreements and the 2002 and 2006 SAR Plans were converted into non-qualified stock options of the Company, exercisable for shares of the Company’s Class A common stock. All awards outstanding under the Virgin Mobile USA, LLC 2007 Restricted Stock Unit Plan were converted into shares of the Company’s Class A Restricted Stock. All vesting provisions and maximum terms under the various plans were unchanged, and all accrued liabilities were transferred from Virgin Mobile USA, LLC to the Company and recorded in additional paid-in-capital. The following table summarizes the share-based awards converted upon completion of the IPO:

	Operating Partnership Awards Converted to VMU Inc. Awards
	Number of pre-IPO Awards Outstanding	Number of post-IPO Awards Outstanding
2002 SAR Awards	47	20,244
2006 SAR Awards	1,666	710,925
Non-Qualified Options	6,115	2,609,662
2007 RSU Awards	1,191	508,307

Total	9,019	3,849,138

Under the 2007 Omnibus Share Plan, concurrent with the IPO, the Company issued Restricted Stock Unit (“RSU”) awards to certain employees of the Operating Partnership, which vest ratably over two years, and non-qualified stock option awards to holders of the Virgin Mobile USA, LLC’s 2005 Stock Appreciation Rights Plan awards, which vest ratably over four years. In addition, the Company made its on going long-term incentive awards to eligible employees of the Operating Partnership, in the form of RSU awards and non-qualified stock option awards, all of which vest ratably over approximately 3.75 years. In addition, the Company issued RSU awards to non-employee members of the Board of Directors, which vest ratably over four years. The exercise price of the stock options issued, as well as the fair value of the RSU awards issued, equals the initial public offering price of $15.00. The fair value of the stock options issued was estimated as of the grant date based on the Black-Scholes option pricing model (the “Black-Scholes model”) as discussed below.

Virgin Mobile USA, Inc.

Notes to the Condensed Balance Sheet (Unaudited)

The following table summarizes the equity-based awards granted upon IPO:

	Awards Granted at IPO	Fair Value per Award
RSU Awards
IPO RSU Grant	561,169	$15.00
Annual RSU Grant	216,367	15.00
Board of Directors RSU Grant	31,998	15.00

Total RSU Awards	809,534

Option Awards
IPO Option Grant	256,284	$6.70
Annual Option Grant	1,006,121	6.70

Total Option Awards	1,262,405

Total Awards	2,071,939

Immediately following these conversions and new grants, there were approximately 1.8 million shares available for future grants under the 2007 Omnibus Share Plan.

The Company’s significant accounting policies related to its Share-Based Award Programs are as follows:

•

The Company accounts for its share-based awards in accordance with SFAS No. 123R, Share Based Payment (“SFAS 123R”), which requires the Company to recognize expense for the value of its share-based award compensation over the relevant service period, which is generally the vesting period.

•

The Company’s option and RSU awards are classified as equity awards. The Company elected to amortize the fair value of its share-based awards on a straight-line basis over the requisite service period, which is generally the vesting period.

Valuation of Awards

The fair value of RSU awards issued was the fair market value of the Company’s Class A common stock on the date of grant. The fair value of option awards issued was estimated as of the grant date based on the Black-Scholes model. The Black-Scholes model takes into account the exercise price and expected life of the award, the current value and expected volatility of the underlying units, expected dividends and the risk-free interest rate for the expected term of the award. Judgment was required in determining certain inputs to the model.

The following assumptions were used for the Black-Scholes model to value the Company’s option awards at grant date:

Expected volatility	51.63%
Expected life	4.0 years
Expected dividend yield	0.00%
Risk-free interest rate	4.29%

Expected Life and Volatility

The Company had insufficient historical data to compute either a Company specific expected life or expected volatility for its awards. Therefore, the Company identified a group of similar entities, based on industry, size, and other factors (the “Peer Group”), to provide comparative data to determine these inputs. The Company elected to utilize the 50th percentile of the Peer Group’s expected lives and the average of their implied and median volatilities over the expected life as appropriate inputs to the Black-Scholes model.

Virgin Mobile USA, Inc.

Notes to the Condensed Balance Sheet (Unaudited)

Expected Dividend Yield

The Company used an expected dividend rate of 0%, since under the terms of the Operating Partnership’s credit facilities, the Company is not permitted to pay any dividends.

Risk-free Interest Rate

The risk-free interest rate was interpolated based on a weighted average of the implied yield on U.S. Treasury zero-coupon issues commensurate with the estimated expected life in effect at the valuation date.

Tax Receivable Agreements

Sprint Ventures

Sprint Ventures sold a portion of its interest in Virgin Mobile USA, LLC to the Company for $136 million of the net proceeds from the Company’s IPO. This consideration was based on the amount Sprint Nextel would have received if it converted such Operating Partnership interests into Class A common stock and sold such shares in the IPO. In addition, from time to time, Sprint Ventures may exchange its partnership units in the Operating Partnership for shares of the Company’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Operating Partnership intends to make an election under Section 754 of the Internal Revenue Code effective for 2007 and for each taxable year in which an exchange of partnership units for shares occurs. The initial sale and the future exchanges by Sprint Ventures are expected to produce increases to the tax bases of the assets owned by the Operating Partnership at the time of each exchange of partnership units. These anticipated increases in tax basis would be allocated to the Company and may reduce the amount of tax that would otherwise be required to be paid in the future.

The Company entered into a tax receivable agreement with Sprint Ventures that provides for the payment to Sprint Ventures the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis. For purposes of the tax receivable agreement, cash savings in income tax generally will be computed by comparing the Company’s income tax liability (assuming no contribution of net operating losses by the Virgin Group) to the amount of such taxes that would have been required to be paid if (i) there had been no increase to the tax basis of the assets of the Operating Partnership allocable to the Company as a result of the initial sale and the future exchanges, (ii) the Company had not entered into the tax receivable agreement and (iii) the Virgin Group had not contributed any net operating losses. This amount will be adjusted under the terms of the tax receivable agreement to the extent that the aggregate hypothetical value of benefits contributed by both Virgin Group and Sprint Ventures exceeds the actual cash savings from such benefits. The tax receivable agreement will remain in effect until all such tax benefits have been utilized or have expired.

Although the Company is not aware of any issue that would cause the IRS to challenge the tax basis increases or other tax benefits arising under the tax receivable agreement, Sprint Ventures will not reimburse the Company for any payments previously made if such basis increases or other benefits were later not allowed, although the amount of any tax savings subsequently disallowed will reduce any future payments otherwise owed to Sprint Ventures. As a result, in such circumstances the Company could make payments to Sprint Ventures under the tax receivable agreement in excess of actual cash tax savings. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of exchanges, the amount and timing of the taxable income generated by the Company in the future, the use of net operating loss carryovers and the portion of payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to Sprint Ventures, the Company expects that during the term of the tax receivable agreement, the payments made to Sprint Ventures could be substantial. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, it is expected that future payments to Sprint Ventures in respect of the initial purchase of interests of Virgin Mobile USA, LLC will be significant. Future payments to Sprint Ventures in respect of subsequent exchanges would be in addition to this amount and are expected to be substantial. In addition, the Company will depend on distributions from the Operating Partnership to fund payment obligations under the tax receivable agreement. Under the terms of the limited partnership agreement of the Operating Partnership, all distributions to fund these obligations are made to the partners pro rata in accordance with their respective percentage ownership interests in the Operating Partnership. Accordingly, every time the Company causes the Operating Partnership to make a distribution to fund its payment obligations to Sprint Ventures under the tax receivable agreement, the Operating Partnership will be required to make a corresponding distribution to Sprint Ventures.

Virgin Mobile USA, Inc.

Notes to the Condensed Balance Sheet (Unaudited)

As noted above, in certain circumstances, the hypothetical tax benefits available in a taxable year as a result of both the amortization of the increases in the tax bases of the assets of the Operating Partnership attributable to prior exchanges by Sprint Ventures and the net operating losses contributed by the Virgin Group may exceed the tax benefit that is actually realized for the taxable year. In these circumstances, for purposes of determining the payments due under the tax receivable agreements, each party shall be deemed to have contributed a portion of the realized tax benefit equal to a fraction, the numerator of which is the benefit attributable to that party which would have been realized in such taxable year disregarding the benefits contributed by the other party (the “Available Benefit”) and the denominator of which is the sum of the Available Benefits for that taxable year.

If the Company undergoes a change in control, as defined, and does not elect to terminate the tax receivable agreement as discussed below, cash savings in income tax will be computed as described above, but with the additional assumption that the Company has sufficient income in each subsequent year to claim all of the tax benefits attributable to the increase to the tax basis of the assets of the Operating Partnership and to utilize any loss carryovers attributable to such increase in basis. Additionally, if the Company or a direct or indirect subsidiary transfers any asset to a corporation with which a consolidated tax return is not filed, the Company will be treated as having sold that asset in a taxable transaction for purposes of determining the cash savings in income tax under the tax receivable agreement.

Prior to agreeing to engage in any business combination, sale or purchase of assets or reorganization outside the ordinary course of its business which would not constitute a change of control for purposes of the tax receivable agreement and which could adversely affect the expected value of the benefits payable to Sprint Nextel under the tax receivable agreement, the Company will be required to obtain the consent of Sprint Nextel, which consent may be conditioned upon an agreement by the Company to make a make-whole payment to Sprint Nextel to compensate Sprint Nextel for such reduction in benefits. Although not assured, the Company expects that the consideration that will be remitted to Sprint Ventures will not exceed the tax liability that otherwise would have been required to be paid absent the contribution by Sprint Ventures of tax attributes as a result of the reorganization transactions and subsequent exchanges.

The tax receivable agreement provides that in the event that the Company breaches any material obligations under the tax receivable agreement, whether as a result of failure to make any payment when due (subject to a specified cure period), failure to honor any other material obligation under the tax receivable agreement or by operation of law as a result of the rejection of the tax receivable agreement in a case commenced under the Bankruptcy Code or otherwise, then all payments and other obligations under the tax receivable agreement will be accelerated and will become due and payable. Such payments could be substantial and could exceed the actual cash tax savings under the tax receivable agreement. Additionally, the Company has the right to terminate the tax receivable agreement with respect to previous exchanges (or, in certain circumstances, including if the Company undergoes a change of control, with respect to all previous and future exchanges). If the Company terminates the tax receivable agreement, the payment and other obligations under the tax receivable agreement will be accelerated and will become due and payable. Such payments could be substantial and could exceed the Company’s actual cash tax savings under the tax receivable agreement.

The Virgin Group

The Virgin Group contributed to the Company its interest in Investments, which resulted in the Company receiving approximately $322.4 million of net operating losses accumulated by Investments. If utilized, these net operating losses will reduce the amount of tax that the Company would otherwise be required to pay in the future. In addition, section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating losses to reduce its tax liability.

The Company entered into a tax receivable agreement with the Virgin Group that provides for the payment to the Virgin Group the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized as a result of these net operating losses. For purposes of the tax receivable agreement, cash savings in income tax generally will be computed by comparing the Company’s income tax liability (assuming no step-up in the basis of the assets attributable to exchanges by Sprint Nextel) to the amount of such taxes that would have been required to be paid had such net operating losses not been available and assuming no step-up in the basis of the assets attributable to exchanges by Sprint Ventures. This amount will be adjusted under the terms of the tax

Virgin Mobile USA, Inc.

Notes to the Condensed Balance Sheet (Unaudited)

receivable agreement to the extent that the aggregate hypothetical value of benefits contributed by the Virgin Group and Sprint Ventures exceed the actual cash savings from such benefits. The tax receivable agreement will continue until all such tax benefits have been utilized or expired.

While the payments made under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, the use of additional amortization deductions attributable to the Company’s acquisition of units of the Operating Partnership from Sprint Nextel and the portion of payments under the tax receivable agreement constituting imputed interest. Assuming no material changes in the relevant tax law and that the Company earns significant taxable income to realize the full tax benefit of the net operating losses contributed by the Virgin Group, it is expected that future payments to the Virgin Group will be significant. In addition, the Company will depend on distributions from the Operating Partnership to fund its cash payment obligations, if any, under the tax receivable agreement. Under the terms of the limited partnership agreement of the Operating Partnership, all distributions to fund such obligations are made to the partners pro rata in accordance with their respective percentage ownership interests in the Operating Partnership. Accordingly, every time the Operating Partnership makes a distribution to fund the Company’s cash payment obligations to the Virgin Group under the tax receivable agreement, the Operating Partnership will be required to make a corresponding distribution to Sprint Nextel so long as Sprint Nextel is a limited partner. The payments under the tax receivable agreement are not conditioned upon the Virgin Group’s or its affiliates’ continued ownership of the Company.

As noted above in certain circumstances, the hypothetical tax benefits available in a taxable year as a result of both the amortization of the increases in the tax bases of the assets of the Operating Partnership attributable to prior exchanges by Sprint Nextel and the net operating losses contributed by the Virgin Group may exceed the tax benefit that is actually realized for the taxable year. In these circumstances, for purposes of determining the payments due under the tax receivable agreements each party shall be deemed to have contributed a portion of the realized tax benefit equal to a fraction, the numerator of which is the benefit attributable to that party which would have been realized in such taxable year disregarding the benefits contributed by the other party (the “Available Benefit”) and the denominator of which is the sum of the Available Benefits for that taxable year.

In addition, although the Company is not aware of any issue that would cause the IRS, to challenge any benefits arising under the tax receivable agreement, the Virgin Group will not reimburse the Company for any payments previously made if such benefits are subsequently disallowed, although the amount of any tax savings subsequently disallowed will reduce any future payments otherwise owed to Virgin Group. As a result, in such circumstances the Company could make payments to the Virgin Group under the tax receivable agreement in excess of actual cash tax savings.

If the Company undergoes a change in control and does not elect to terminate the tax receivable agreement as discussed below, cash savings in income tax will be computed as described above, but with the additional assumption that there will be sufficient income in each subsequent year to utilize all of the remaining net operating losses, subject to any applicable limitations on the use of such net operating losses. Additionally, if the Company or a direct or indirect subsidiary transfers any asset to a corporation with which a consolidated tax return is not filed, the Company will be treated as having sold that asset in a taxable transaction for purposes of determining the cash savings in income tax under the tax receivable agreement.

Prior to agreeing to engage in any business combination, sale or purchase of assets or reorganization outside the ordinary course of its business which would not constitute a change of control for purposes of the tax receivable agreement and which could adversely affect the expected value of the benefits payable to the Virgin Group under the tax receivable agreement, the Company will be required to obtain the consent of the Virgin Group, which consent may be conditioned upon an agreement to make a make-whole payment to the Virgin Group to compensate the Virgin Group for such reduction in benefits. Although not assured, it is expected that the consideration that would be remitted to the Virgin Group would not exceed the tax liability that otherwise would have been required to be paid absent the contribution by the Virgin Group of tax attributes as a result of the reorganization transactions and subsequent exchanges.

The tax receivable agreement provides that in the event that the Company breaches any of material obligations under the tax receivable agreement, whether as a result of a failure to make any payment when due (subject to a specified cure period), failure to honor any other material obligation under the tax receivable agreement or by operation of law as a result of the rejection of the tax receivable agreement in a case commenced under the Bankruptcy Code or otherwise, then all payments and other obligations under the tax receivable agreement will be accelerated and will become due and payable. Such payments could be substantial and could exceed the actual cash tax savings under the tax receivable agreement. Additionally, the Company has the right to terminate the tax

Virgin Mobile USA, Inc.

Notes to the Condensed Balance Sheet (Unaudited)

receivable agreement, in which case any payments and other obligations under the tax receivable agreement will be accelerated and will become due and payable. Such payments could be substantial and could exceed actual cash tax savings under the tax receivable agreement.

VIRGIN MOBILE USA, LLC

Condensed Balance Sheets

(Unaudited)

(In thousands)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowances of $414 and $ 471	53,725	70,961
Due from related parties	306	12,301
Other receivables	14,104	15,103
Inventories	133,764	90,815
Prepaid expenses and other current assets	25,661	26,188

Total current assets	227,560	215,368

Property and equipment	145,456	126,324
Accumulated depreciation and amortization	(100,135)	(74,796)

Property and equipment, net	45,321	51,528
Other assets	12,505	10,043

Total assets	$285,386	$276,939

Liabilities and Members’ deficit
Current liabilities:
Accounts payable	$107,298	$95,243
Due to related parties	50,321	41,351
Book cash overdraft	22,613	34,769
Accrued expenses	75,123	96,150
Deferred revenue	123,855	127,434
Current portion of long-term debt	46,750	37,000

Total current liabilities	425,960	431,947

Long-term debt	386,000	423,500
Related party debt	90,000	58,000
Other liabilities	5,585	7,417

Total non-current liabilities	481,585	488,917

Commitments and contingencies (see Note 9)
Members’ deficit:
Additional paid-in-capital	53,076	48,825
Accumulated deficit	(675,126)	(694,341)
Accumulated other comprehensive (loss)/income	(109)	1,591

Total members’ deficit	(622,159)	(643,925)

Total liabilities and members’ deficit	$285,386	$276,939

The accompanying notes are an integral part of these financial statements.

VIRGIN MOBILE USA, LLC

Condensed Statements of Operations and Comprehensive (Loss)/Income

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating revenue
Net service revenue	$301,414	$240,664	$933,464	$749,009
Net equipment revenue	18,090	30,330	52,942	63,471

Total operating revenue	319,504	270,994	986,406	812,480

Operating expenses
Cost of service (exclusive of depreciation and amortization)	89,352	68,260	273,331	211,344
Cost of equipment	99,133	91,209	292,157	248,888
Selling, general and administrative (exclusive of depreciation and amortization)	115,450	106,825	334,855	294,190
Litigation (income)/expense	—	(11,384)	—	(11,384)
Depreciation and amortization	8,619	7,429	25,350	20,553

Total operating expenses	312,554	262,339	925,693	763,591

Operating income	6,950	8,655	60,713	48,889

Other expense/(income)
Interest expense-net	14,331	13,318	41,778	38,990
Other expense/(income)	(80)	399	(280)	1,844

Total other expense	14,251	13,717	41,498	40,834

Net (loss)/income	(7,301)	(5,062)	19,215	8,055
Other comprehensive (loss)/income:
Unrealized (loss)/gain on interest rate swap	(1,848)	(2,768)	(1,700)	988

Total comprehensive (loss)/income	$(9,149)	$(7,830)	$17,515	$9,043

The accompanying notes are an integral part of these financial statements.

VIRGIN MOBILE USA, LLC

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2007	2006
Operating Activities
Net income	$19,215	$8,055
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	25,350	20,553
Amortization of deferred financing costs	1,474	2,517
Non-cash charges associated with unit and option grants	3,580	7,156
Non-cash charges associated with barter transactions	—	(3,440)
Non-cash cost of royalties and services	408	1,635
Changes in assets and liabilities:
Accounts receivable	17,236	18,820
Due from related parties	11,995	5,272
Other receivables	(851)	2,309
Inventories	(42,949)	(26,560)
Prepaid expenses and other assets	(3,258)	(5,127)
Accounts payable	12,055	8,255
Due to related parties	8,970	(26,687)
Deferred revenue	(3,579)	11,057
Accrued expenses and other liabilities	(22,859)	(35,026)

Net cash provided by/(used in) operating activities	26,787	(11,211)

Investing Activities
Capital expenditures	(19,144)	(22,407)

Net cash used in investing activities	(19,144)	(22,407)

Financing Activities
Change in book cash overdraft	(12,156)	—
Repayment of long-term debt	(27,750)	(27,750)
Proceeds from related party debt facility	32,000	46,000
Proceeds from issuance of units	263	—

Net cash (used in)/provided by financing activities	(7,643)	18,250

Net decrease in cash and cash equivalents	—	(15,368)
Cash and cash equivalents at beginning of period	—	18,562

Cash and cash equivalents at end of period	$—	$3,194

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,270	$38,796

The accompanying notes are an integral part of these financial statements.

VIRGIN MOBILE USA, LLC

Notes to Condensed Financial Statements (Unaudited)

1. Description of Business and Liquidity

Description of Business

Virgin Mobile USA, LLC (the “Company”), a Delaware limited liability company, was formed in October 2001 as a joint venture between Sprint Ventures Inc., a wholly owned subsidiary of Sprint Nextel Corp. (“Sprint Nextel”), and Bluebottle USA Holdings L.P., an affiliate of Sir Richard Branson’s Virgin Group (collectively, with two minority interest holders, the “Members”) and is governed by the Third Amended & Restated LLC Agreement of the Company, as amended (the “LLC Agreement”). The Company is a mobile virtual network operator offering prepaid, or pay-as-you-go wireless communication services, including voice, data, and entertainment content services targeted at the youth market. The Company offers products and services on a flat per-minute basis and on a monthly basis for specified quantities, or buckets, of minutes purchased in advance – in each case without requiring the Company’s customers to enter into long-term contracts or commitments. See Note 10—Subsequent Events, for a discussion on Virgin Mobile USA, Inc.’s initial public offering.

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all annual disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented on a basis consistent with the Company’s historical audited financial statements and the accompanying notes for the year ended December 31, 2006. The financial statements for the interim periods are not necessarily indicative of the results to be expected for the full year. This document should be read in conjunction with the annual audited financial statements and accompanying notes included in the Virgin Mobile USA, Inc.’s prospectus, dated October 10, 2007 and filed with the SEC on October 11, 2007.

Out-of-Period Adjustments

During the preparation of the Company’s financial statements for the six months ended June 30, 2007, management identified errors in the Company’s financial statements in the amount of $0.5 million, $(0.3) million, $(0.3) million and $3.8 million to its net income/(loss) for the years ended December 31, 2006, 2005, 2004 and for the three months ended March 31, 2007, respectively. These errors were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues, which overstated net service revenue and overstated cost of service in each period, except for the three month period ended March 31, 2007, which understated net service revenue and overstated cost of service. The Company corrected these errors through a restatement of its results for the three month period ended March 31, 2007 and an out-of-period net adjustment amounting to $(0.1) million (comprised of the cumulative effect of the prior year errors in the amount of $0.5 million, $(0.3) million and $(0.3) million for the years ended December 31, 2006, 2005 and 2004, respectively) reflected in its financial statements for the six months ended June 30, 2007. The Company has not restated its financial statements for any period ended on or prior to December 31, 2006, as management does not believe these errors were material to any interim or annual prior period. The impact of the out-of-period adjustments in 2007 are not material to the Company’s financial statements for the three month period ended March 31, 2007, the six month period ended June 30, 2007, nine month period ended September 30, 2007, and the Company’s projected financial results for the year ending December 31, 2007. Additionally, management plans to restate its interim results previously reported for the three months ended March 31, 2007 when Virgin Mobile USA, Inc. files its quarterly report on Form 10-Q for the period ending March 31, 2008 to reflect those out-of-period charges.

Liquidity

The Company has incurred substantial losses and negative cash flows from operations since inception, and has members’ deficit of $622.2 million, negative working capital of $198.4 million and outstanding non-current debt, of $476.0 million as of September 30, 2007. The Company makes significant initial cash outlays to acquire new subscribers in the form of handset and other subsidies. Management expects these costs to be funded primarily through service revenue generated from the Company’s existing subscriber

VIRGIN MOBILE USA, LLC

Notes to Condensed Financial Statements (Unaudited)

base and proceeds from a related party subordinated secured revolving credit facility. Based on the Company’s expected cash flows from operations and available funds from its related party subordinated secured revolving credit facility, management believes that the Company has the ability to meet its obligations at least through September 30, 2008. If the Company materially underachieves its operating plan and its related party subordinated secured revolving credit facility and cash flow from operations become insufficient to allow the Company to meet its obligations, the Company is committed to taking certain alternative actions that could include curtailing marketing costs, reducing inventory purchases, reducing planned capital expenditures, extending the payment for certain liabilities within contractual terms with vendors and reducing other variable costs. In addition, management may also seek an increase in its borrowing capacity under its related party subordinated secured revolving credit facility. There is no assurance management will be successful in achieving its operating plan or would be able to implement its alternative actions or obtain additional borrowing capacity on acceptable terms.

The Company’s senior secured credit facility (“Term Loan”) and subordinated secured revolving credit facility (“Member Revolver”) contain financial covenants. If these covenants are not met, the Company’s borrowing availability under the credit line could be eliminated and outstanding borrowings under the Term Loan and Member Revolver could become due.

2. Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-03”). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 became effective for the Company on January 1, 2007. The Company accounts for taxes collected from customers on a net basis.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact, if any, that the adoption of SFAS 157 may have on its results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, that the adoption of SFAS 159 may have on its results of operations, cash flows or financial position.

3. Inventories

Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Handsets and accessories	$74,970	$61,743
Refurbished handsets	3,819	3,398
Handset inventory on consignment	54,975	25,674

	$133,764	$90,815

VIRGIN MOBILE USA, LLC

Notes to Condensed Financial Statements (Unaudited)

4. Debt

As of September 30, 2007, there was $432.8 million outstanding under the Company’s $500 million Term Loan due December 14, 2010. During the nine months ended September 30, 2007, the Company made scheduled principal payments of $27.8 million under the Term Loan. The interest rate on the Term Loan was 10.15% as of September 30, 2007.

In September 2007, the Company paid a $1 million nonrefundable consent fee to third party financial institutions to permit the reorganization of the Company and the initial public offering (“IPO”) of Class A shares of Virgin Mobile USA, Inc. The consent fee was recorded with interest expense in the statement of operations. In July 2006, the Company incurred $0.5 million of expenses to renegotiate the terms of its Term Loan and wrote off unamortized debt financing costs of $1.5 million related to its previous debt agreements, all of which was recorded in other expense/(income) in the statement of operations.

As of September 30, 2007, there was $90 million outstanding under the Company’s $100 million Member Revolver. The Company borrowed an additional $32 million under the Member Revolver during the nine months ended September 30, 2007 to fund its current operations. The weighted average annualized interest rate applicable to the outstanding balances under the Member Revolver was 10.15 % as of September 30, 2007.

See Note 10 – Subsequent Events, for principal payments under the Term Loan and the Member Revolver after September 30, 2007.

5. Supplemental Financial Information

During the three and nine months ended September 30, 2007, the Company recorded a credit in cost of service in the statement of operations for a refund from the Internal Revenue Service for prior years’ Federal Excise Tax (“FET”) payments totaling $5.2 million. During the three months ended September 30, 2006, a credit of $3.5 million was included in cost of service related to the reversal of FET tax expense for certain periods prior to the cessation of the FET in May 2006. During the nine months ended September 30, 2006, the Company recorded a net expense of $6 million related to FET.

6. Members’ Deficit

The following table details the activity for the nine months ended September 30, 2007 in the members’ capital accounts (in thousands):

Nine Months Ended September 30, 2007
Balance as of December 31, 2006	$(643,925)
Issuance of units	263
Non-cash capital contributions	408
Amortization of non-cash compensation expense	3,580
Unrealized loss on interest rate swap	(1,700)
Net income	19,215

Balance as of September 30, 2007	$(622,159)

7. Share-Based Awards

The following table summarizes the activity for the Company’s Option and Stock Appreciation Rights (“SAR”) Awards outstanding for the nine months ended September 30, 2007:

VIRGIN MOBILE USA, LLC

Notes to Condensed Financial Statements (Unaudited)

	Option Awards		SAR Awards
	Number of Awards	Weighted Average Exercise Price Per Unit	Number of Awards	Weighted Average Exercise Price Per Unit
Outstanding - 12/31/06	7,177	$5,555	2,738	$7,490
Exercised	(42)	6,300	(383)	7,320
Forfeited	(145)	7,380	(319)	7,602
Expired	(861)	6,058	(1)	6,250

Outstanding - 9/30/07	6,129	5,744	2,035	7,393

Exercisable - 9/30/07	5,191	5,436	456	7,397

As of September 30, 2007, the weighted average remaining contractual life for Option and SAR awards vested and expected to vest was 4.9 years and 4.5 years, respectively and for awards exercisable was 4.4 years and 4.5 years, respectively. The total intrinsic value of Option and SAR awards exercised during the nine months ended September 30, 2007 was $0.2 million and $1.7 million, respectively. Cash proceeds from the option exercises was $0.3 million for the nine months ended September 30, 2007.

In April 2007, the Company modified all of its option awards, potentially entitling option holders to engage in a cash settlement of their vested awards in 2008-2012 (the “2008-2012 Option Liquidity Facility”). The Company would be required to make a cash payout to its employees, subject to the attainment of certain performance goals, primarily related to cash flow targets and debt levels, during future predetermined periods in 2008-2012. The Company will recognize charges for this program when it considers it probable that the applicable performance targets would be met. The 2008-2012 Option Liquidity Facility would terminate upon an initial public offering by the Company or its ultimate parent. The Company did not recognize any charges for this program during the three or nine months ended September 30, 2007 as it did not consider it probable that it would meet the future performance goals.

There were no Option or SAR Awards granted during the nine months ended September 30, 2007.

The following table summarized the activity for the Company’s Restricted Stock Unit Awards (“RSU Awards”) for the nine months ended September 30, 2007.

	RSU Awards
	Number of Awards	Weighted Average Fair Value Per Unit
Granted at fair value in 2007
February 2007	200	$10,380
May 2007	1,001	11,877
Forfeited	(10)	11,877

Outstanding - 9/30/07	1,191	11,626

All RSU Awards were granted at the Company’s fair market value on the date of grant. The RSU Awards granted in February 2007 vest 100% in August 2009, and are subject to accelerated vesting in the event certain performance targets are met. The performance targets were not probable of attainment as of September 30, 2007. The RSU Awards granted in May 2007 vest ratably over periods ranging from three to four years. There were no RSU Awards vested as of September 30, 2007.

The Company determined the fair value of its limited liability company interests on a contemporaneous basis for all share-based awards, and granted all awards with an exercise or base price that equaled or exceeded the fair value of its limited liability company interests at the date of grant.

VIRGIN MOBILE USA, LLC

Notes to Condensed Financial Statements (Unaudited)

The Company recognized compensation expense of $0.3 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively, and $4.8 million and $2.9 million for the nine months ended September 30, 2007 and 2006, respectively, for its Option, SAR and RSU Plans. As of September 30, 2007, there was $18.5 million of total unrecognized compensation cost, net of estimated forfeitures of approximately $8.7 million, related to non-vested share-based compensation arrangements granted under the Company’s Option, SAR and RSU Plans. This cost is expected to be recognized over a weighted-average period of 2.4 years, and will be adjusted for subsequent changes in estimated forfeitures.

8. Related Party Transactions

Amounts due from affiliates of Sprint Ventures, Inc. under a distribution agreement were $0.2 million and $12.1 million at September 30, 2007 and December 31, 2006, respectively. Amounts due to affiliates of Sprint Ventures, Inc. were $46.6 million and $40.4 million at September 30, 2007 and December 31, 2006, respectively, primarily for network and telecommunications costs. Amounts due from affiliates of Bluebottle USA Holdings L.P. under its distribution agreement were $0.1 million as of September 30, 2007 and $0.2 million as of December 31, 2006. Amounts due to affiliates of Bluebottle USA Holdings L.P. were $3.7 million and $0.9 million at September 30, 2007 and December 31, 2006, respectively, primarily for royalties and accrued interest on the Member Revolver.

The Company’s statements of operations included related party expenses associated with the distribution agreements, PCS services agreement and trademark license agreements as follows:

Sprint Ventures, Inc.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Net equipment revenue	$77	$1,636	$123	$6,847
Cost of service	78,131	53,176	227,456	153,918
Selling, general and administrative	5,881	5,892	20,746	17,528

Bluebottle USA Holdings L.P.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Net equipment revenue	$115	$108	$261	$332
Selling, general and administrative	966	724	2,767	2,067

9. Commitments and Contingencies

During the quarter ended September 30, 2007, the Company entered into a long-term purchase commitment with one of its handset vendors for minimum purchases of $56 million through February 2009. As of September 30, 2007, the Company had purchase obligations totaling $72.7 million, of which $50.8 million represented long-term commitments.

The Company is subject to legal proceedings and claims arising in the normal course of business. The Company assesses its potential liability by analyzing litigation and regulatory matters using available information. The Company develops its views on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. At this time it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from an adverse judgment or a settlement of these matters. Should developments in any of these matters cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on the Company’s results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

VIRGIN MOBILE USA, LLC

Notes to Condensed Financial Statements (Unaudited)

10. Subsequent Events

Reorganization and Initial Public Offering

In connection with the initial public offering (“IPO”) of Virgin Mobile USA, Inc., the Company was part of a reorganization with Virgin Mobile USA, Inc. (“VMU”) and Bluebottle USA Investments L.P. and its subsidiaries. As part of the reorganization, the Company converted to a limited partnership and changed its name to Virgin Mobile USA, L.P. (“the Operating Partnership”). Upon completion of the reorganization, the Company was directly and indirectly owned 81.5% by Virgin Mobile USA, Inc. and 18.5% by Sprint Nextel.

The Company’s limited partnership agreement provides that VMU GP1, LLC a newly formed general partner, will manage and control the business and affairs of the Company. VMU GP1, LLC is an indirect, wholly-owned subsidiary of Virgin Mobile USA, Inc.

On October 16, 2007, VMU completed its IPO and VMU and the selling stockholders sold 27,500,000 Class A Common Stock. VMU received net proceeds of $355.4 million, after deducting underwriting commissions and discounts of $23.7 million and estimated offering expenses of $4.6 million. VMU used $136 million of IPO proceeds to pay Sprint Nextel for a portion of Sprint Nextel’s limited liability company interests in the Company that it purchased in connection with the reorganization and the IPO. The remaining net proceeds of $219.4 million were contributed to the Operating Partnership through Bluebottle USA Investments L.P. and Bluebottle USA Holdings L.P. (“Holdings”). Holdings used these proceeds to purchase additional limited partnership units in the Operating Partnership. The Operating Partnership used these proceeds (1) to repay $150 million of outstanding borrowings and $0.8 million of accrued interest under the Term Loan and (2) to repay $45 million of outstanding borrowings and $0.6 million of accrued interest owed to Sprint Spectrum under the Member Revolver. Subsequent to the IPO, the Company used the remaining net proceeds of approximately $23.1 million for general corporate purposes.

Virgin Mobile USA, Inc. will account for the reorganization transactions for all periods presented using a carryover basis, similar to a pooling-of-interests, as the reorganization transactions were premised on a non-substantive exchange in order to facilitate the IPO. This is consistent with FASB Technical Bulletin 85-5, “Issues Relating to Accounting for Business Combinations, including Costs of Closing Duplicate Facilities of an Acquirer; Stock Transactions between Companies under Common Control; Down-Stream Mergers, Identical Common Shares for a Pooling of Interests; and Pooling of Interests by Mutual and Cooperative Enterprises.”

Credit Facilities

Senior Secured Credit Facility

The Company used $150 million of the net proceeds to repay a portion of the Term Loan and paid $0.8 million of accrued interest expense thereon. Also in connection with the IPO, certain provisions of the Term Loan were amended to allow for the reorganization transactions and the IPO, including adding exceptions to the mandatory prepayment requirements, the negative covenants and the change of control provision and permitting the changes to the Member Revolver. The amendment to the Term Loan included (1) additional covenants limiting certain activities of Virgin Mobile USA Inc., including requirements (a) to remain a passive holding company, (b) to contribute proceeds from sales of assets or issuances of stock to the Company and (c) not to take any action that would result in the termination of any tax receivable agreement, and (2) the payment of a 25 basis points fee to consenting lenders, which was paid in September 2007. Following the amendment and the repayment of $150 million, the borrowing capacity of the Term Loan was permanently reduced to $329 million.

Based on the repayment of the $150 million, the installment payments have been reduced proportionally. The new scheduled principal payments by year are as follows:

Term Loan Maturities (in thousands)
December 2007	$6,044
2008	32,669
2009	32,669
2010	211,368

$282,750

VIRGIN MOBILE USA, LLC

Notes to Condensed Financial Statements (Unaudited)

Subordinated Secured Revolving Credit Facility

The Company used $45 million of the net proceeds from the IPO to repay the indebtedness owed to Sprint Spectrum L.P. (“Sprint Spectrum”), a subsidiary of Sprint Nextel Corporation, under the Member Revolver and paid an additional $0.6 million of accrued interest expense thereon. Following the repayment, Sprint Spectrum is no longer a lender under the Member Revolver.

Virgin Entertainment Holdings, Inc. remains a lender under the Member Revolver and its commitment was increased to $75 million. Accordingly, the maximum borrowing amount under the Member Revolver was reduced from $100 million to $75 million. Along with the increase in the commitment, Virgin Entertainment Holdings, Inc. will apply a tolling charge to borrowings under the Member Revolver. The charge equal to 1% of the outstanding balance will be calculated based upon the amount drawn on the Member Revolver as of the last day of each quarter, commencing December 31, 2007. Also, the commitment fee on the Member Revolver of 0.5% increased to 1.0% per annum.

At the election of Virgin Entertainment Holdings, Inc. the Company may, on any interest payment date, pay interest through the issuance of a pay-in-kind (“PIK”), note. The amount of the PIK note is due and payable on the date that each revolving commitment terminates, or can be prepaid as otherwise permitted under the terms of the Member Revolver and the Term Loan. The interest on PIK notes is paid on the interest payment date through the issuance of additional PIK notes. The Company may issue PIK notes to Virgin Entertainment Holdings, Inc. from time to time.

Share-Based Awards

In connection with the IPO, all awards outstanding under the Company’s Option Plans and Agreements and the 2002 and 2006 Stock Appreciation Rights Plans were converted into non-qualified stock options of Virgin Mobile USA, Inc., exercisable for shares of Virgin Mobile USA Inc. Class A common stock. All awards outstanding under the Company’s 2007 Restricted Stock Unit Plan were converted into shares of Virgin Mobile USA, Inc. Class A Restricted Stock. All vesting provisions and maximum terms under the various plans were unchanged, and all liabilities were transferred from the Company to Virgin Mobile USA, Inc. In addition, the Company’s 2008-2012 Option Liquidity Facility was terminated upon completion of the IPO, in accordance with its terms. The following table summarizes the share-based awards converted and transferred to Virgin Mobile USA, Inc. upon completion of the IPO:

	Awards Converted to Virgin Mobile USA, Inc. Awards
	Number of pre-IPO Awards Outstanding	Number of post-IPO Awards Outstanding
2002 SAR Awards	47	20,244
2006 SAR Awards	1,666	710,925
Non-Qualified Options	6,115	2,609,662
2007 RSU Awards	1,191	508,307

Total	9,019	3,849,138

Future long-term incentive awards for the Company’s eligible employees will be exercisable for or issued in Virgin Mobile USA, Inc. Class A common stock. The expense for these awards will continue to be reflected in the Company’s statement of operations.

VIRGIN MOBILE USA, LLC

Notes to Condensed Financial Statements (Unaudited)

Sprint PCS services agreement

In connection with the IPO, the Company amended the PCS services agreement with Sprint Spectrum, under which Sprint Spectrum provides the Company with access to its wireless voice and data services operating on the nationwide Sprint PCS network. The amended agreement will expire in 2027.

Sprint Spectrum bills the Company for each minute, message and megabyte of usage at a price determined in accordance with a cost of services formula and an airtime pricing matrix. The applicable pricing level is based on Sprint Nextel’s annual cost of providing these services plus a profit margin, as defined in the agreement. The pricing level is adjusted one month after the end of each calendar quarter based on the Company’s performance during that quarter, and the adjusted pricing level remains in place until the next quarterly adjustment. Quarterly, the Company estimates the annual cost of such services and records an adjustment if the estimate is different from the actual costs billed to the Company by Sprint Spectrum. Under the terms of the agreement, Sprint Spectrum is required to provide the Company with a final assessment of its costs annually. Sprint Spectrum provides the Company with monthly invoices of the charges it incurred. Payment of the undisputed portion of each invoice is due within ten business days of the due date. Amounts not paid by the due date accrue interest at the rate of 1% per month.

Purchase Commitment

In October 2007, the Company entered into a long-term purchase commitment for approximately $8.4 million through December 2008 with a handset vendor.

BLUEBOTTLE USA INVESTMENTS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$8	$8

Total assets	$8	$8

Liabilities
Accounts payable & accrued expenses	$205	$315
Loan payable with related party	35	29
Related party payable	607	218

Total current liabilities	847	562
Accumulated losses of unconsolidated companies in excess of investment	421,758	429,944

Total liabilities	422,605	430,506

Commitments and contingencies

Partners’ deficit
Partners’ deficit	(422,546)	(431,321)
Accumulated other comprehensive income	(51)	823

Total partners’ capital	(422,597)	(430,498)

Total liabilities and partners’ deficit	$8	$8

The accompanying notes are an integral part of these consolidated financial statements

BLUEBOTTLE USA INVESTMENTS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$—	$—	$—	$—

Expenses:
Administrative expense	79	13	277	87
Equity in loss/”income” of investee	3,443	2,386	(9,060)	(3,799)
Interest expense (net of interest income)	1	—	2	1
Other expenses (income)	—	—	6	—

Net (loss)/income	$(3,523)	$(2,399)	$8,775	$3,711
Other comprehensive (loss)/income:
Unrealized (loss)/gain on interest rate swap - equity in investee	(944)	(1,305)	(874)	466

Total comprehensive (loss)/income	$(4,467)	$(3,704)	$7,901	$4,177

The accompanying notes are an integral part of these consolidated financial statements

BLUEBOTTLE USA INVESTMENTS L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net income	$8,775	$3,711
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Equity earnings of investee	(9,060)	(3,799)
Changes in assets and liabilities:
Accrued interest within loan payable	6	14
Related parties payable	389	—
Accounts payable and accrued expenses	(110)	66

Net cash provided by (used in) operating activities	—	(8)

Net increase (decrease) in cash and cash equivalents	—	(8)
Cash and cash equivalents at the beginning of the year	8	17

Cash and cash equivalents at the end of the period	$8	$9

The accompanying notes are an integral part of these consolidated financial statements

BLUEBOTTLE USA INVESTMENTS L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Partnership

Bluebottle USA Investments L.P. (“Investments”, and together with its subsidiaries, Bluebottle USA Holdings L.P. and Virgin Mobile USA, Inc., collectively the “Partnership”), a Delaware limited partnership, was formed in October 2001 primarily for the purpose of holding its indirect investment in Virgin Mobile USA, LLC. As of September 30, 2007, the Partnership is owned by and is part of the Virgin Group of companies. Investments has elected to be treated as a corporation for U.S. tax purposes.

Bluebottle USA Holdings L.P. (“Holdings”), a Delaware limited partnership was formed in October 2001. Holdings is managed by its general partner, Investments, which owns approximately 99% of its equity. There are also two limited partners who together own approximately 1% of equity in Holdings.

Virgin Mobile USA, Inc., subsequently renamed VMUI, Inc., was incorporated in Delaware in June 2000. In 2001, VMUI, Inc. became a 100% owned subsidiary of Investments. VMUI, Inc. which was formed to develop the mobile phone business in the United States, has no ongoing operations and acts as a holding company. VMUI, Inc. is a limited partner in Holdings.

Virgin Group Investments Limited (“VGIL”) has committed to continue to provide debt or equity capitalization to the Partnership in amounts sufficient, together with other sources of funds available to the Partnership, to pay operational expenses and other current obligations of the Partnership until the earlier of (i) such time that VGIL owns less than 50% of the outstanding partnership interests in Investments or (ii) July 1, 2008. This commitment ceased upon the consummation of Virgin Mobile USA, Inc.’s initial public offering on October 16, 2007, as discussed in Note 7 – Subsequent Events.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financials statements of the Partnership and its subsidiaries have been prepared on substantially the same basis as its annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the Partnership’s December 31, 2006 financial statements. Certain information and footnote disclosures normally included in consolidated statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial statements for the interim periods in accordance with generally accepted accounting principles and in accordance with Article 10 of Regulation S-X. The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Investments, Holdings, and VMUI, Inc. Intercompany transactions and balances have been eliminated.

BLUEBOTTLE USA INVESTMENTS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income Taxes

Investments is a limited partnership that is treated as a “C” Corporation for tax purposes. VMUI, Inc. and Investments, account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon currently enacted tax laws and rates. Both Investments and VMUI, Inc.’s ability to utilize net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code. A full valuation allowance has been recorded by the Partnership in the accompanying consolidated financial statements to offset the deferred tax assets, as their future realizability is uncertain considering the Partnership’s historical losses.

3. Investments

The Partnership, through its subsidiaries, is an equity holder of Virgin Mobile USA, LLC (“VMU”), a Delaware limited liability company, which was formed in October 2001 as a joint venture between Sprint Ventures Inc., a wholly owned subsidiary of Sprint Nextel Corp. (“Sprint Nextel”) and Holdings.

The Partnership accounts for its share of VMU under the equity method of accounting, as it does not control the operations of VMU; significant management decisions are jointly made with Sprint Nextel. Under the equity method, an investment is originally recorded at the price paid to acquire the investment. Subsequent to the initial investment, the Partnership adjusts its investment account for its proportionate share of the investee’s net income or loss.

The Partnership recognizes its share of VMU’s losses, including unrealized gains on interest rate swaps. The Partnership has recognized losses in excess of its investment, as the Partnership intends to and has in the past provided funding to VMU. Accordingly, the Partnership has classified its investment as accumulated losses in excess of its investment in the liability section of the consolidated balance sheets.

The Partnership, through it subsidiaries, held an approximately 47.2% interest in VMU as of September 30, 2007 and December 31, 2006.

4. Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Partnership adopted FIN 48 in the first quarter of 2007. The adoption did not have an impact on the Partnerships’ consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Partnership is evaluating the impact, if any, that the adoption of SFAS 157 may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Partnership is evaluating the impact, if any, that the adoption of SFAS 159 may have on its consolidated financial statements.

BLUEBOTTLE USA INVESTMENTS L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Partners’ Deficit

The following table details the activity for the nine months ended September 30, 2007 in the Partners’ capital accounts (in thousands):

Nine Months Ended
September 30, 2007
Balance as of December 31, 2006	$(430,498)
Other comprehensive loss	(874)
Net income	8,775

Balance as of September 30, 2007	$(422,597)

6. Related Party Loans and Payables

In 2005, the Partnership entered into a credit facility with Barfair Limited, a wholly owned subsidiary of the Virgin Group, under which the Partnership may borrow up to £100 thousand, or approximately $200 thousand at September 30, 2007 (the “Credit Facility”). The Credit Facility, which is payable on demand, is unsecured and bears interest at three month Sterling LIBOR plus 2.0%, or 8.0% as of September 30, 2007. The Partnership had approximately $35 thousand and $29 thousand outstanding under the Credit Facility as of September 30, 2007 and December 31, 2006, respectively.

The Partnership has payables to Bluebottle USA Mobile, Inc. and VMUI, Inc., both wholly owned subsidiaries of the Virgin Group, for expenses paid on our behalf. Payables totaled $607 thousand and $218 thousand at September 30, 2007 and December 31, 2006, respectively.

7. Subsequent Events

Reorganization and Initial Public Offering

In connection with an initial public offering of Virgin Mobile USA, Inc., the Partnership took part in a reorganization. Prior to the reorganization, Holdings owned a portion of Virgin Mobile USA, LLC. The Partnership owned a 99% interest in Holdings. The remaining 1% of Holdings was owned by a minority investor and VMUI, Inc. Prior to the initial public offering, the Partnership was indirectly 100% owned by the Virgin Group.

In connection with the reorganization, the minority investor in Holdings contributed its limited partnership interests in Holdings to Virgin Mobile USA, Inc. in consideration for shares of Class A common stock of Virgin Mobile USA, Inc. The Partnership contributed its interests in Investments and its interests in a newly-formed entity, VMU GP, LLC, to Virgin Mobile USA, Inc. in consideration for Class A and Class C common stock of Virgin Mobile USA, Inc. This resulted in Virgin Mobile USA, Inc. becoming (directly and indirectly) the sole owner of Holdings. In connection with the reorganization transactions VMUI, Inc. was liquidated. Virgin Mobile USA, Inc. contributed a small part of its interest in Virgin Mobile USA, LLC to a newly-formed entity, VMU GP1, LLC, in exchange for all of the interests in VMU GP1 LLC. Virgin Mobile USA, Inc. contributed all of its interests in VMU GP1, LLC to Investments, which in turn contributed such interests to Holdings. As part of the reorganization, Virgin Mobile USA, LLC converted to a limited partnership and changed its name to Virgin Mobile USA, L.P. (the “Operating Partnership”).

BLUEBOTTLE USA INVESTMENTS L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 16, 2007, Virgin Mobile USA, Inc. completed its IPO and Virgin Mobile USA, Inc. and the selling stockholders sold 27,500,000 Class A Common Stock. Virgin Mobile USA, Inc. received net proceeds of $355.4 million, after deducting underwriting commissions and discounts of $23.7 million and estimated offering expenses of $4.6 million. Virgin Mobile USA, Inc. used $136 million of the IPO proceeds to pay Sprint Nextel for a portion of Sprint Nextel’s limited liability company interests in Virgin Mobile USA, LLC that Virgin Mobile USA, Inc. purchased in connection with the reorganization and the IPO. The remaining net proceeds of $219.4 million were contributed to the Operating Partnership through Investments and Holdings. Holdings used these proceeds to purchase additional partnership units in the Operating Partnership. The Operating Partnership used the proceeds to (1) repay $150 million of outstanding borrowings and $0.8 million of accrued interest under the senior secured credit facility and (2) repay $45 million of indebtedness and $0.6 million of accrued interest owed to Sprint Nextel under the subordinated secured revolving credit facility. Subsequent to the IPO, the Operating Partnership used the remaining net proceeds of approximately $23.1 million for general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the respective financial statements and related footnotes of Virgin Mobile USA, Inc., Virgin Mobile USA, LLC and Bluebottle USA Investments L.P. included elsewhere herein and with our Prospectus, dated October 10, 2007 and filed with the Securities and Exchange Commission on October 11, 2007.

Unless we state otherwise or the context otherwise requires the terms (1) “we”, “us” and “our” refer to Virgin Mobile USA, Inc., a newly formed Delaware corporation and its consolidated subsidiaries after giving effect to the reorganization transactions completed in connection with the initial public offering, prior to the reorganization transactions, these terms refer to Virgin Mobile USA, LLC, a Delaware limited liability company through which we conduct our business; (2) “Sprint Nextel” refers to Sprint Nextel Corporation, a Kansas corporation, and its affiliated entities; and (3) the “Virgin Group” refers to Virgin Group Holdings Limited, a British Virgin Islands company and its affiliated entities.

Company Overview

We are a holding company formed for the purpose of an initial public offering, or IPO. In connection with the IPO we completed a reorganization. As part of the reorganization, Virgin Mobile USA, LLC converted to a limited partnership and changed its name to Virgin Mobile USA, L.P., our Operating Partnership. On October 16, 2007, we completed our IPO and we along with the selling stockholders sold 27,500,000 shares of our Class A Common Stock. We received net proceeds of $355.4 million after deducting underwriting commissions and discounts of $23.7 million and estimated offering expenses of $4.6 million. We used $136 million of the IPO proceeds to pay Sprint Nextel for a portion of Sprint Nextel’s limited liability company interests in Virgin Mobile USA, LLC that we purchased in connection with the reorganization and the IPO. The remaining net proceeds of $219.4 million were contributed to the Operating Partnership through Investments and Bluebottle USA Holdings, L.P. (“Holdings”). Holdings used these proceeds in exchange for additional limited partnership units in the Operating Partnership. The Operating Partnership used the proceeds to (1) repay $150 million of outstanding borrowings and $0.8 million of accrued interest under the senior secured credit facility and (2) repay $45 million of indebtedness and $0.6 million of accrued interest owed to Sprint Nextel under the subordinated secured revolving credit facility. Subsequent to the IPO, the Operating Partnership used the remaining net proceeds of approximately $23.1 million for general corporate purposes. Since, as of September 30, 2007, we had not engaged in any business or other activities except in connection with our formation and the reorganization transactions described in our prospectus, dated October 10, 2007, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on the historical results of operations of our operating company, Virgin Mobile USA, LLC.

Through our Operating Partnership, we are a leading national provider of wireless communications services, offering prepaid, or pay-as-you-go wireless communication services, including voice, data, and entertainment content services targeted at the youth market. We offer products and services on a flat per-minute basis and on a monthly basis for specified quantities, or buckets, of minutes purchased in advance—in each case, without requiring our customers to enter into long-term contracts or commitments. Our business is highly seasonal with our first and fourth quarters reflecting higher net customer additions.

We were founded as a joint venture between Sprint Nextel and the Virgin Group and launched our service nationally in July 2002. As of September 30, 2007, we served approximately 4.9 million customers, which was a 23.1% increase over the 4.0 million customers we served as of September 30, 2006 and a 6.5% increase over the 4.6 million customers we served as of December 31, 2006. Historically, we have grown our business organically, but, subject to our existing and future contractual obligations, we may consider mergers, acquisitions and strategic investments from time to time that enable us to achieve greater scale, cost or technology advantages.

We market our products and services under the Virgin Mobile brand, using the nationwide Sprint PCS network. We control our customers’ experience and all customer “touch points,” including brand image, pricing, mobile content, marketing, distribution and customer care but as a mobile virtual network operator, or MVNO, we do not own or operate a physical network, which frees us from related capital expenditures. This allows us to focus our resources and compete effectively against the major national wireless providers in our target market. We purchase wireless network services at a price based on Sprint Nextel’s cost of providing these services plus a specified margin under an agreement which runs through 2027. Based on Sprint Nextel’s current cost of providing services, we expect the per-minute rate we pay to Sprint Nextel to decrease as our number of customers and volume of minutes we purchase from Sprint Nextel increase over time. However, if Sprint Nextel’s cost of providing services increases or our number of customers or the volume of minutes we purchase from Sprint Nextel decreases, the per-minute rate we pay to Sprint Nextel may increase. This could adversely affect our results of operations and cash flows.

We operate in the highly competitive and regulated wireless communications industry. The primary bases of competition in our industry are the prices, types and quality of products and services offered. As the wireless communications industry continues to grow and consolidate, we continually reassess our business strategies and their impact on our operations. Our strategies have included pricing our handsets competitively to grow and maintain our customer base. We expect these strategies to continue in the future. As a result, handset subsidies may increase and could result in lower results of operations and cash flows. In addition, lower handset prices may increase the number of subsidized replacement handsets sold to existing customers at a loss as the customer replaces their existing handsets, resulting in additional cost to our business which would have an adverse impact on our results of operations and cash flows.

The lower handset prices may also make our services more accessible to new, lower-value, customers with less disposable income available to spend on our services. In addition, as handset prices decline and handsets become more disposable, customers without contracts may change their wireless providers more frequently, thereby increasing our customer turnover, or churn, and resulting in higher acquisition costs to replace those customers. A shift to lower value or less stable customers could have an adverse impact on our results of operations and cash flows.

We continually monitor the impact of handset prices on the profile of our new customers, the behavior of our existing customers and our financial performance, and will make adjustments to our pricing strategy accordingly, including potentially raising prices.

We primarily rely on four third-party retail distribution channels for product placement within their stores to promote the sale of our handsets to grow our customer base. Our relationships with these distribution partners are strong and we expect the relationships to continue. However, there is no assurance that our distribution partners will continue to distribute our products. The loss of any of these four retail distribution partners could result in lower gross additions and increased churn and therefore lower results of operations and cash flows.

The FCC and state public utilities commissions, or state PUC’s, regulate the provision of communication services. Future changes in regulations and compliance could impose significant additional costs on us either in the form of direct out-of-pocket costs or additional compliance obligations. We could be forced to increase our rates to cover these costs, making our service pricing less attractive to customers.

Our business has incurred, and may continue to incur, losses and costs associated with bulk handset purchase and trading schemes, whereby third parties purchase our subsidized handsets, unlock and reprogram them and sell them in bulk for use on other wireless communications providers’ networks. We have pursued coordinated efforts through investigations and legal actions, retail monitoring and policies, and technology to combat the potential for significant losses. However, if our efforts to thwart bulk trading schemes are otherwise unsuccessful, this could result in substantial costs to us, whereby we would not realize any service revenues from these handsets and incur substantial losses. For the nine months ended September 30, 2007, we estimate that approximately 18,000 of our handsets were bought and resold in bulk, which resulted in a loss of approximately $1.3 million. For the nine months ended September 30, 2006, we estimate that approximately 216,000 of our handsets were bought and resold in bulk, which resulted in a loss of approximately $23.0 million.

We earn revenues primarily from the sale of wireless voice and mobile data services, along with the sale of handsets through third party retail locations, our website or call center. Our services are available through a variety of different pricing plans, including flat-rate and monthly plans that offer the benefits of long-term contract-based wireless plans with the flexibility of pay-as-you-go services. In the third quarter of 2006, we launched a suite of new service plans that provided our customers the ability to buy monthly buckets of minutes in advance. The customers on these new monthly plans tend to have higher usage and average revenue per user, or ARPU, than flat-rate customers. As such, we expect these new monthly plans to contribute an increasing portion of our revenue going forward.

Seasonality

Our business experiences significant seasonality that is driven by the traditional retail selling periods. We typically generate our highest level of gross additions in the fourth quarter of the year due to increased consumer spending during the holiday season. In addition, our first quarter typically reflects a relatively low level of churn, due, in part, to the weight of new customers added in the prior quarter and the way in which we measure churn. As a result, our net customer additions are favorably impacted in both the fourth quarter and the first quarter of the following year. In contrast, our net customer additions for the second and third quarters reflect both the lower level of gross additions in those periods as well as the higher churn, from the fourth quarter gross additions. The seasonality of our customer acquisitions is reflected in our financial statements whereby the higher subsidies in the third and fourth quarters to support the fourth quarter customer acquisition surge, result in a decline in our operating income and cash generated from operations during those quarters. The greater the number of customer acquisitions we are able to achieve in the latter part of the year, the greater the temporary negative impact on Adjusted EBITDA and cash generated from operations, however, such additional customers’ future cash flows are expected to increase our value in the longer term. Our cost per gross addition, or CPGA, is typically the lowest in the fourth and first quarters which is directly attributable to the seasonality of our gross additions. We anticipate that this seasonal impact will continue.

Key Performance Metrics

Our management utilizes the following key performance metrics used in the wireless communications industry to manage and assess our financial performance. These metrics include gross additions, churn, net customer additions, end-of-period customers, Adjusted EBITDA, ARPU, cash cost per user, or CCPU and CPGA. Trends in key performance metrics such as ARPU, CCPU and CPGA will depend upon the scale of our business as well as the dynamics in the marketplace and our success in implementing our strategies. These metrics are not calculated in accordance with generally accepted accounting principles in the United States, or GAAP. A non-GAAP financial metric is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of operations or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe that the non-GAAP financial metrics that we use are helpful in understanding our operating performance from period to period and, although not every company in the wireless communication industry defines these metrics in precisely the same way, we believe that these metrics as we use them facilitate comparisons with other wireless communication providers. These metrics should not be considered substitutes for any performance metric determined in accordance with GAAP.

The table below provides a summary of these key performance metrics for the periods indicated and is followed by a discussion of each metric.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(Unaudited)
Gross additions	759,927	667,456	2,426,919	1,720,240
Churn	4.9%	4.9%	4.9%	4.6%
Net customer additions	45,830	88,386	302,127	115,561
End-of-period customers	4,876,217	3,960,338	4,876,217	3,960,338
Adjusted EBITDA ($ thousands)	$17,039	$16,405	$89,923	$71,377
ARPU	$20.59	$20.53	$21.31	$21.25
CCPU	$12.81	$12.86	$13.27	$12.78
CPGA	$127.35	$127.31	$108.10	$138.70

Gross additions represents the number of new customers that activated our handsets during a period, unadjusted for churn in the same period. In measuring gross additions, we begin with handset activations and exclude any customer that has replaced one of our handsets with another one, retailer returns, customers who have reactivated and fraudulent activations. These adjustments are applied in order to arrive at a more meaningful measure of our customer growth. For the three and nine month periods ended September 30, 2007, gross additions were 0.8 million and 2.4 million, respectively, as compared to 0.7 million and 1.7 million, respectively, for the same periods of the prior year. This represents growth of 13.9% and 41.1%, for the three and nine month periods, respectively. The year on year growth is primarily attributed to the expansion of our retail distribution network and the introduction of new service plans that provide our customers with the ability to buy monthly buckets of minutes in advance. In addition, this growth reflects the attractiveness and pricing of our new handset lineup. The slower growth rate of gross additions during the third quarter of this year, as compared to 58.3% in the first half of 2007, primarily reflects three drivers. First, the majority of our new offers were launched in the middle of 2006 and we also launched a number of new channels during the second half of that year. Therefore, for the first half of 2007, we were growing at a high rate as compared to the first half of 2006 when those new offers and channels were not in the marketplace. Second, the first half of 2006 was impacted by the number of handsets bought in bulk, which reduced the number of handsets available for customers to purchase, and therefore, negatively impacted our gross additions. Finally, we had very aggressive pricing on our low-end handsets during the first half of this year, which helped to stimulate growth versus last year, while, during the third quarter of this year, we implemented some selective handset price increases, which may have slowed growth. The quarterly trends in our gross additions will continue to be influenced by the timing of new offers and products in the marketplace, as well as the seasonality of our business, as discussed above. By focusing on consumer preferences and maintaining competitive product and service offerings, we anticipate being able to continue to attract new customers to our company. The specific level of gross additions in the future will depend, in part, on the level of competitive activity and customer movement in the marketplace, along with the suite and pricing of handsets and new services that we will offer.

Churn is used to measure customer turnover on an average monthly basis. Churn is calculated as the ratio of the net number of customers that disconnect from our service during the period being measured to the weighted average number of customers during that period, divided by the number of months during the period being measured. The net number of customers that disconnect from our service is calculated as the total number of customers that disconnect less the adjustments noted under gross additions above. These adjustments are applied in order to arrive at a more meaningful measure of churn. The weighted average number of customers is the sum of the average number of customers for each day during the period divided by the number of days in that period. Churn includes those pay-by-the-minute customers whom we automatically disconnect from our service when they have not replenished, or “Topped-Up,” their accounts for 150 days, as well as those monthly customers whom we automatically disconnect when they have not paid their monthly recurring charge for 150 days (except for such monthly customers who replenish their account for less than the amount of their monthly recurring charge and, according to the terms of our monthly plans, may continue to use our services on a pay-by-the-minute basis), and such customers that voluntarily disconnect from our service prior to reaching 150 days since replenishing their account or paying their monthly recurring charge. We utilize 150 days in our calculation as it represents the last date upon which a customer who replenishes his or her account is still permitted to retain the same phone number. This calculation is consistent with the terms and conditions of our service offering. We believe churn is a useful metric to track changes in customer retention over time and to help evaluate how changes in our business and services offerings affect customer retention. In addition, churn is also useful for comparing our customer turnover to that of other wireless communications providers. Our churn was 4.9% for both the three and nine month periods ended September 30, 2007, as compared to 4.9% and 4.6%, respectively, for the same periods of the prior year. The increase in our churn for the nine month period ended September 30, 2007 as compared to the same period for the prior year reflects some incremental losses during the second quarter of this year associated with changes across our bucket offers, including the cap on night and weekend usage for our $44.99 offer and higher pricing on over-the-limit usage. As noted above, our churn for the three months ended September 30, 2007 was comparable to that for the same period of last year. As with gross additions, the quarterly trends in our churn will continue to reflect the timing of new offers and products in the marketplace, as well as the seasonality of our business. In addition, customer behavior for the entire industry could be impacted by the state of the economy. In particular, the recent “sub-prime mortgage” macroeconomic conditions could have an adverse impact on churn due to potentially lower credit availability and disposable income, for certain of our customers. Our ongoing lifecycle management programs, which target and incent specific customer segments deemed valuable to our business, will help to mitigate both economic and competitive pressure in the future.

Net customer additions and end-of-period customers are used to measure the growth of our business, to forecast our future financial performance and to gauge the marketplace acceptance of our offerings. Net customer additions represents the number of new customers that activated our handsets during a period, adjusted for churn, during the same period. End-of-period customers are the total number of customers at the end of a given period. During the three and nine month periods ended September 30, 2007, we added a net 45.8 thousand and 0.3 million customers to our base, respectively, as compared to 0.1 million for both of the same periods of the prior year. This represents a decline of 48.1% for the three month period, due to slightly higher churn, and growth of 161.4% for the nine month period of this year, as compared to the same periods of the prior year. As of September 30, 2007, we had approximately 4.9 million customers. This represents a growth of 23.1% as compared to September 30, 2006. Net additions reflect a percentage share of new users in the marketplace as well as a percentage of customers that have switched to us from our competitors net of our competitive losses, or churn. The difference in the growth rates on our net additions for the three and nine month periods of this year as compared to the same periods of the prior year reflect the trends in our gross additions. With a focus on attracting new customers and curbing any significant increases in churn, we strive to maintain, on average, positive net additions, a growth in our customer base and an increase in our market share.

Adjusted EBITDA is calculated as net (loss)/income plus interest expense, income tax expense, depreciation and amortization, non-cash compensation expense, equity issued to a member and debt extinguishment costs. We believe Adjusted EBITDA is a useful tool in evaluating performance because it eliminates items related to taxes, non-cash charges relating to depreciation and amortization as well as items relating to both the debt and equity portions of our capital structure. Adjustments relating to interest expense, income tax expense, and depreciation and amortization are each customary adjustments in the calculation of supplemental measures of performance. We believe such adjustments are meaningful because they are indicators of our core operating results, and our management uses them to evaluate our business. Specifically, our management uses them in its calculation of compensation targets, preparation of budgets and evaluations of performance. Similarly, we believe that the exclusion of non-cash compensation expense provides investors with a more meaningful indication of our performance as these non-cash charges relate to the equity portion of our capital structure and not our core operating performance. This exclusion is also consistent with how we calculate the measures we use for determining certain bonus compensation targets, preparing budgets and other internal purposes. Finally, we believe that the exclusion of equity issued to a member and debt extinguishment costs in 2006 is appropriate because these charges relate to the debt and equity portions of our capital structure and are not expected to be incurred in future periods.

We find Adjusted EBITDA to be useful as a measure for understanding the performance of our operations from period to period and, although not every company in the wireless communication industry defines these metrics in precisely the same way that we do, we believe that this metric, as we use it, facilitates comparisons with other wireless communication companies. We use Adjusted EBITDA in our business operations to, among other things, evaluate the performance of our business, develop budgets and measure our performance against those budgets. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our company’s overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. The items we eliminate in calculating Adjusted EBITDA are significant to our business: (i) interest expense is a necessary element of our costs and ability to generate revenue because we incur interest expense related to any outstanding indebtedness, (ii) to the extent that we incur income tax expense it represents a necessary element of our costs and our ability to generate revenue because ongoing revenue generation is expected to result in future income tax expense, (iii) depreciation and amortization are necessary elements of our costs, (iv) non-cash compensation expense is expected to be a recurring component of our costs and we may be able to incur lower cash compensation costs to the extent that we grant non-cash compensation and (v) expense related to debt extinguishment represents a necessary element of our costs to the extent we restructure indebtedness. Furthermore, any measure that eliminates components of our capital structure and the carrying costs associated with the fixed assets on our balance sheet has material limitations as a performance measure. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our GAAP results. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

For the three and nine month periods ended September 30, 2007, Adjusted EBITDA was $17.0 million and $89.9 million, respectively, as compared to $16.4 million and $71.4 million, respectively, for the same periods of the prior year. This represents growth of 3.9% and 26.0% for the three and nine month periods ended September 30, 2007. The year on year improvement reflects growth in our customer base and service revenue, partially offset by the increase in costs associated with acquiring and servicing our growing customer base, as well as an increase in our net loss on equipment sold to existing customers for replacement handsets. The more modest growth of 3.9% for the three month period reflects, in part, the favorable impact of an $11.4 million reversal of prior year accruals associated with a settlement reached with a holder of a portfolio of patents in the third quarter of 2006, as well as a favorable $5.8 million settlement received in that same quarter from one of our handset vendors, related to the programming of one of our handsets, and the impact of a $3.5 million charge for a change in the estimate of Sprint Nextel network charges recorded in the third quarter of this year. Those impacts more than offset the favorable impact of the growth in our customer base quarter over quarter, a $1.7 million increase in the net benefit related to the cessation of the Federal Communications Excise Tax, or FET, and associated FET refunds in the third quarter of 2007. As we may experience some decline in revenue resulting from lower usage and lower pricing, we will continue to consider appropriate actions to align our costs with the revenue that is being generated, including reducing our administrative costs or potentially raising our handset prices in order to reduce our handset subsidy. In addition, we will continue to assess our product offerings and may revise them to maintain or grow revenue. These measures will help to mitigate any negative impacts on Adjusted EBITDA.

The following table illustrates the calculation of Adjusted EBITDA and reconciles Adjusted EBITDA to net (loss)/income which we consider to be the most directly comparable GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
(in thousands)		(Unaudited)
Net (loss) / income	$(7,301)	$(5,062)	$19,215	$8,055

Plus:
Depreciation and amortization	8,619	7,429	25,350	20,553
Interest expense	14,331	13,318	41,778	38,990
Non-cash compensation expense	1,390	720	3,580	2,310
Equity issued to a member	—	—	—	—
Debt extinguishment costs	—	—	—	1,469

Adjusted EBITDA	$17,039	$16,405	$89,923	$71,377

ARPU is used to measure and track the average revenue generated by our customers on a monthly basis. ARPU is calculated as net service revenue for the period divided by the weighted average number of customers for that period being measured, further divided by the number of months in the period being measured. ARPU helps us to evaluate customer performance based on customer revenue and forecast our future service revenues. For the three and nine month periods ended September 30, 2007, ARPU was $20.59 and $21.31, respectively, as compared to $20.53 and $21.25, respectively, for the same periods of the prior year. This represents growth of slightly less than half a percent for both periods. This growth in ARPU reflected higher customer usage of our voice services as well as increased customer penetration and usage for our mobile data services, which more than offset the impact of more competitive pricing on our offerings. ARPU declined over the three quarters of this year reflecting some existing and new customers opting for lower priced plans as well as some decline in usage. We expect to continue to experience some downward pressure on ARPU as prices decline; however, such pressure may be offset by increased usage and/or increased penetration of new services. For example, hybrid customers, whose ARPUs are generally higher, represent an increasing proportion of our customer base and may help to offset that trend. The following table illustrates the calculation of ARPU and reconciles ARPU to net service revenue which we consider to be the most directly comparable GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
(in thousands except months and ARPU)		(Unaudited)
Net service revenue	$301,414	$240,664	$933,464	$749,009
Divided by weighted average number of customers	4,880	3,908	4,866	3,917
Divided by number of months in the period	3	3	9	9

ARPU	$20.59	$20.53	$21.31	$21.25

CCPU is used to measure and track our costs to provide support for our services to our existing customers on an average monthly basis. The costs included in this calculation are (i) our cost of service (exclusive of depreciation and amortization), excluding cost of service associated with initial customer acquisition, (ii) general and administrative expenses (exclusive of depreciation and amortization), excluding any marketing, selling and distribution expenses associated with initial customer acquisition and non-cash compensation expense, (iii) net loss on equipment sold to existing customers, (iv) cooperative advertising expenses in support of existing customers and (v) other (income)/expense, excluding debt extinguishment costs. These costs are then divided by our weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. CCPU helps us to assess our ongoing business operations on a per customer basis, and evaluate how changes in our business operations affect the support costs per customer. Given its use throughout the industry, CCPU also serves as a standard by which we compare our performance against that of other wireless communication providers. For the three and nine month periods ended September 30, 2007, CCPU was $12.81 and $13.27, respectively, as compared to $12.86 and $12.78, respectively, for the same periods of the prior year. The slight increase in CCPU for the nine month period was a result of the growth in our monthly bucket, or hybrid plan, customers that have higher CCPU due to their higher usage profile, as well as an increase in the net loss on equipment sold to existing customers for replacement handsets, with the sharpest growth in the latter occurring during the second quarter of this year. For the three and nine months ended September 30, 2007, our net loss on equipment sold to existing customers increased 63.7% and 111.4%, respectively, as compared to the same periods of the prior year. This increasing cost is offset by the avoidance of churn that might otherwise result from any reduction in our competitive position on handsets. These factors more than offset decreasing costs on the per-minute rate charged to us by Sprint Nextel, the amortization of fixed costs over a growing customer base and less cooperative advertising paid to retailers. Our CCPU increased slightly in the second quarter of this year and then declined in the third quarter, reflecting a similar trend in the number of handsets sold to existing customers, along with other factors impacting our cost trends described earlier. We anticipate that there may be some continued pressure on CCPU due to increasing customer usage and the growing trend for our existing customers to purchase subsidized replacement handsets; however, efficiencies driven by the increasing scale of our business are expected to help offset that pressure. In addition, we continue to consider appropriate cost reductions and pricing actions necessary to maintain a balanced relationship between ARPU and CCPU.

The following table illustrates the calculation of CCPU and reconciles total costs used in the CCPU calculation to cost of service, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
(in thousands except months and CCPU)		(Unaudited)
Cost of service (exclusive of depreciation and amortization)	$89,352	$68,260	$273,331	$211,344
Less: Cost of service associated with initial customer acquisition	(550)	(424)	(1,675)	(1,014)
Add: General and administrative expenses	83,696	72,576	258,966	214,327
Less: Non-cash compensation expense	(1,390)	(720)	(3,580)	(2,310)
Add: Net loss on equipment sold to existing customers	15,947	9,739	52,422	24,800
Add: Cooperative advertising expenses in support of existing customers	614	898	2,004	2,938
Add: Other (income)/expense, net of debt extinguishment costs	(80)	399	(280)	375

Total CCPU costs	$187,589	$150,728	$581,188	$450,460
Divided by weighted average number of customers	4,880	3,908	4,866	3,917
Divided by number of months in the period	3	3	9	9

CCPU	$12.81	$12.86	$13.27	$12.78

CPGA is used to measure the cost of acquiring a new customer. The costs included in this calculation are our (i) selling expenses, (ii) our net loss on equipment sales (cost of equipment less net equipment revenue), excluding the net loss on equipment sold to existing customers, equity issued to a member and cooperative advertising in support of existing customers and (iii) cost of service associated with initial customer acquisition. CPGA helps us to assess the efficiency of our customer acquisition methods and evaluate our sales and distribution strategies. CPGA also allows us to compare our average acquisition costs to those of other wireless communication providers. For the three and nine month periods ended September 30, 2007, CPGA was $127.35 and $108.10, respectively, as compared to $127.31 and $138.70 for the same periods of the prior year, respectively. The decline in CPGA for the nine month period as compared to the prior year resulted from our growth in new customers and a reduction in advertising and media expense, the impact of which more than offset the increased handset subsidy costs to acquire these new customers. In addition, CPGA in the first nine months of 2006 was affected by the impact of handsets being bought in bulk and resold in markets where we do not provide service. The flatter year-over-year performance for the three months reflects the lower growth in gross additions as compared to the first half of the year, and the resulting impact on the allocation of fixed costs. In addition, CPGA for the third quarter of 2006 reflected a favorable $5.8 million settlement with one of our handset vendors, related to the programming of our handsets. We expect the variable component of CPGA (the component which varies directly with the number of customers we acquire and which includes costs such as our handset subsidy) to stabilize in future periods, as handset prices and costs stabilize, with lower handset pricing helping to offset any increase in our marketing efforts to acquire new customers. Overall CPGA performance, including costs which are fixed in nature, such as marketing costs, which are allocated across our gross additions, will vary based on our level of gross additions. The seasonality of our gross additions, and resulting impact on the allocation of fixed cost components, will continue to impact our quarterly CPGA trends in the future. It is the allocation of the fixed components which caused our CPGA to increase over the past three quarters since our gross additions declined over the same period.

The following table illustrates the calculation of CPGA and reconciles the total costs used in the CPGA calculation to selling expense, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
(in thousands except CPGA)		(Unaudited)
Selling expenses	$31,754	$34,249	$75,889	$79,863
Add: Cost of equipment	99,133	91,209	292,157	248,888
Less: Net equipment revenue	(18,090)	(30,330)	(52,942)	(63,471)
Less: Net loss on equipment sold to existing customers	(15,947)	(9,739)	(52,422)	(24,800)
Less: Equity issued to a member	—	—	—	—
Less: Cooperative advertising in support of existing customers	(614)	(898)	(2,004)	(2,938)
Add: Cost of service associated with initial
customer acquisition	550	424	1,675	1,014

Total CPGA costs	$96,786	$84,915	$262,353	$238,556
Divided by gross additions	760	667	2,427	1,720

CPGA	$127.35	$127.31	$108.10	$138.70

Results of Operations

Out-of-Period Adjustments

In conjunction with the preparation of our financial statements for the six months ended June 30, 2007, we identified errors in our financial statements in the amount of $0.5 million, $(0.3) million, $(0.3) million and $3.8 million to our net income/(loss) for the years ended December 31, 2006, 2005 and 2004 and for the three months ended March 31, 2007, respectively. These errors, which were determined to constitute material weaknesses in our internal controls over financial reporting, were primarily the result of system interface failures for certain recovery fees, airtime taxes and regulatory charges and accrued revenues, overstated our net service revenue and overstated our cost of service, except for the three month period ended March 31, 2007, which understated our net service revenue and overstated our cost of service. We corrected these errors through a restatement of our results for the three months ended March 31, 2007 in the amount of $3.8 million and an out-of-period net adjustment amounting to $(0.1) million (comprised of the cumulative effect of the prior years’ errors in the amount of $0.5 million, $(0.3) million and $(0.3) million for the years ended December 31, 2006, 2005 and 2004, respectively) reflected in our financial statements for the six months ended June 30, 2007 and for the nine months ended September 30, 2007 included elsewhere in this report. We have not restated our financial statements for any period ended on or prior to December 31, 2006, as we do not believe that these errors were material to any interim or annual prior periods. The impact of the out-of-period adjustments in 2007 are not material to our financial statements for the three month period ended March 31, 2007, the six month period ended June 30, 2007, the nine month period ended September 30, 2007 and our projected financial results for the year ending December 31, 2007.

We are in the process of implementing procedures to remediate the material weaknesses that include an external assessment of our revenue flows and control points, the implementation of additional monitoring controls in the periodic reconciliations of the affected accounts and corrections to the interfaces responsible for the errors. We can make no assurance that the steps we are taking to remediate these errors will be successful or that other errors will not arise in the future. If our remediation is insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered in the future, it may adversely affect our ability to assure timely and accurate financial statement reporting. As a result, our financial statements may contain material misstatements.

Three and Nine Months Ended September 30, 2007 Compared To Three and Nine Months Ended September 30, 2006

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2007	2006	$	%	2007	2006	$	%
(in thousands)	(Unaudited)
Operating revenue:
Net service revenue	$301,414	$240,664	$60,750	25.2%	$933,464	$749,009	$184,455	24.6%
Net equipment revenue	18,090	30,330	(12,240)	(40.4)%	52,942	63,471	(10,529)	(16.6)%

Total operating revenue	319,504	270,994	48,510	17.9%	986,406	812,480	173,926	21.4%

Operating expenses
Cost of service (exclusive of depreciation and amortization)	89,352	68,260	21,092	30.9%	273,331	211,344	61,987	29.3%
Cost of equipment	99,133	91,209	7,924	8.7%	292,157	248,888	43,269	17.4%
Selling, general and administrative (exclusive of depreciation and amortization)	115,450	106,825	8,625	8.1%	334,855	294,190	40,665	13.8%
Litigation (income) / expense	—	(11,384)	11,384	100.0%	—	(11,384)	11,384	100.0%
Depreciation and amortization	8,619	7,429	1,190	16.0%	25,350	20,553	4,797	23.3%

Total operating expenses	312,554	262,339	50,215	19.1%	925,693	763,591	162,102	21.2%

Operating income	6,950	8,655	(1,705)	(19.7)%	60,713	48,889	11,824	24.2%

Other expense/(income)
Interest expense	14,331	13,318	1,013	7.6%	41,778	38,990	2,788	7.2%
Other income	(80)	399	(479)	(120.1)%	(280)	1,844	(2,124)	(115.2)%

Total other expense	14,251	13,717	534	3.9%	41,498	40,834	664	1.6%

Net (loss)/income	$(7,301)	$(5,062)	$(2,239)	(44.2)%	$19,215	$8,055	$11,160	138.5%

Operating revenue

Total operating revenue for the three months ended September 30, 2007 was $319.5 million as compared to $271.0 million for the prior year. This represents an increase of $48.5 million, or 17.9%, driven by an increase in net service revenue of 25.2%, partially offset by a decline in net equipment revenue of 40.4%. Total operating revenue for the nine months ended September 30, 2007 was $986.4 million as compared to $812.5 million for the prior year. This represents an increase of $173.9 million, or 21.4%, driven by an increase in net service revenue of 24.6%, partially offset by a decline in net equipment revenue of 16.6%.

Net service revenue consists primarily of voice and mobile data services, reduced primarily by sales and E911 taxes. E911 taxes are typically assessed by state and local regulatory authorities on a flat rate basis, based on the number of active customers. Net service revenue also includes non-refundable balances remaining in a customer’s account after they have deactivated service and expired Top-Up cards. Net service revenue for the three months ended September 30, 2007 was $301.4 million as compared to $240.7 million for the prior year, an increase of $60.8 million, or 25.2%. This increase was driven primarily by the 23.1% growth in our customer base and reflects a 30.2% increase in non-voice services. Our ARPU showed slight improvement, from $20.53 to $20.59. Net service revenue for the nine months ended September 30, 2007 was $933.5 million as compared to $749.0 million for the prior year, an increase of $184.5 million, or 24.6%. This increase was driven primarily by the 23.1% growth in our customer base and reflects a 33.7% increase in non-voice services. As noted earlier, our ARPU showed slight improvement, from $21.25 to $21.31.

Net equipment revenue consists primarily of handset sales reduced by allowance for returns, promotional handset price reductions and price protection estimates. Net equipment revenue is reduced for costs such as cooperative advertising, a fund we provide and typically calculated as a percentage of handset sales that a retailer must use to promote our products, and commissions, for which we do not receive an identifiable and separable benefit. Net equipment revenue for the three months ended September 30, 2007 was $18.1 million compared to $30.3 million for the prior year, a decrease of $12.2 million, or 40.4%. The decrease reflects lower handset pricing and the timing of revenues driven by the increase in consignment placement in 2007, as well as an increase in cooperative advertising and commissions. These factors more than offset a 7.4% increase in handset unit sales to support our growing customer base and replacement handsets for existing customers. Net equipment revenue for the nine months ended September 30, 2007 was $52.9 million compared to $63.5 million for the prior year, a decrease of $10.5 million, or 16.6%, reflecting lower handset pricing and the timing of revenues driven by the increase in consignment placement in 2007. These factors more than offset a 24.1% increase in handset unit sales to support our growing customer base and replacement handsets for existing customers.

Operating expenses

Cost of service includes network service costs, airtime taxes (including Federal and State Universal Service funds, public utility commission taxes and FET), production costs for Top-Up cards, mobile data service fees and entertainment content license fees. Cost of service for the three months ended September 30, 2007 was $89.4 million compared to $68.3 million for the prior year, an increase of $21.1 million, or 30.9%. This increase was driven by our customer growth and greater customer usage due, in part, to the unlimited night and weekend feature on our higher end new monthly plans and greater penetration of non-voice services. These increases were partially offset by a reduction in the Sprint Nextel network rates and a decrease in our airtime taxes that reflects the cessation of FET, which occurred in May 2006 and a $5.2 million refund received during the third quarter of 2007 associated with prior FET payments less a $3.5 million FET accrual reversal in the third quarter of 2006. Our amended contract with Sprint Nextel provides for a quarterly adjustment to network charges based on their current estimate of total annual charges, as a result, we recorded an additional $3.5 million of cost during the three months ended September 30, 2007. Cost of service for the nine months ended September 30, 2007 was $273.3 million compared to $211.3 million for the prior year, an increase of $62.0 million, or 29.3%, reflecting the same drivers as discussed above for the three month period, although the benefit related to the cessation of the FET was $11.2 million as last year included a net expense of $6 million and this year includes a refund of $5.2 million.

Cost of equipment includes the cost of purchasing and packaging handsets sold to our customers. Cost of equipment is reduced for market development funds received from our handset vendors. Cost of equipment for the three months ended September 30, 2007 was $99.1 million compared to $91.2 million for the prior year, an increase of $7.9 million or 8.7%. This increase was primarily driven by the 7.4% growth in handset units sold and the impact of a $5.8 million favorable settlement with one of our handset vendors in the third quarter of 2006 related to the programming of one of our handsets. These factors were partially offset by a decrease in our cost to purchase handsets, a $14.5 million decrease due to the timing of cost incurrence associated with the change to a consignment business model and an increase in market development funds received from our handset vendors. Cost of equipment for the nine months ended September 30, 2007 was $292.2 million compared to $248.9 million for the prior year, an increase of $43.3 million or 17.4%, reflecting the same drivers discussed above for the three month period, including a decrease of $29.3 million as a result of timing due to the change to a consignment business model.

Selling, general and administrative expenses for the three months ended September 30, 2007 were $115.5 million, compared to $106.8 million for the prior year, an increase of $8.6 million, or 8.1%. This increase resulted from a $6.2 million increase in commissions amortized for sales of Top-Up cards, a $1.6 million increase related to additional headcount, professional services and outsourced services, a $1.5 million increase in handset supply costs, a $1.3 million increase in our call center expenses and a $0.5 million increase in facilities costs, all to support our business growth. These increases were partially offset by a $2.9 million decrease in our advertising and media expenses reflecting a difference in the timing of our spending as well as an effort to focus our spending on more efficient areas. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $334.9 million, compared to $294.2 million for the prior year, an increase of $40.7 million, or 13.8%. This increase resulted from an $18.0 million increase in commissions amortized for sales of Top-Up cards, a $16.5 million increase in our call center expenses, a $10.9 million increase related to additional headcount, professional services and outsourced services, a $3.1 million increase in handset supply costs and a $2.7 million increase in facilities costs, all to support our business growth. These increases were partially offset by a $10.3 million decrease in advertising and media expenses resulting from our efforts to focus spending on more efficient areas.

Litigation (income)/expense for the three and nine months ended September 30, 2006 of $(11.4) million was the result of settlements with a holder of a portfolio of patents, which we utilize, and a settlement with one of our vendors.

Depreciation and amortization expense for the three months ended September 30, 2007 was $8.6 million compared to $7.4 million for the prior year, an increase of $1.2 million, or 16.0%. Depreciation and amortization expense for the nine months ended September 30, 2007 was $25.4 million compared to $20.6 million for the prior year, an increase of $4.8 million, or 23.3%. The increased expense in 2007 as compared to 2006, for both periods, resulted from additional capital expenditures to support our growing customer base and our new bucket offers.

Interest Expense

Interest expense for the three months ended September 30, 2007 was $14.3 million, compared to $13.3 million for the prior year, an increase of $1 million or 7.6%. Interest expense for the nine months ended September 30, 2007 was $41.8 million, compared to $39 million for the prior year, an increase of $2.8 million or 7.2%. The increased expense in 2007 as compared to 2006, for both periods, was due primarily to higher average debt levels, as well as higher interest rates, in addition during the three months ended September 30, 2007 we paid a $1 million nonrefundable consent fee to third party financial institutions to permit our reorganization and IPO.

Liquidity and Capital Resources

Our principal source of funds has been our borrowing under our credit facilities. We do not maintain any excess balances of cash or invest in any short-term financial instruments. Any excess cash is used to reduce the outstanding balances on our revolving credit line. On October 16, 2007, we completed our IPO and we, along with the selling stockholders, sold 27,500,000 shares of our Class A Common Stock. We received net proceeds of $355.4 million, after deducting underwriting commissions and discounts of $23.7 million and estimated offering expenses of $4.6 million. We used $136 million of the IPO proceeds to pay Sprint Nextel for a portion of Sprint Nextel’s limited liability company interests in Virgin Mobile USA, LLC that we purchased in connection with the reorganization and the IPO. The remaining net proceeds of $219.4 million were used to (1) repay $150 million of outstanding borrowings and $0.8 million for accrued interest under our senior secured credit facility and (2) repay $45 million of indebtedness and $0.6 million for accrued interest owed to Sprint Nextel under our subordinated secured revolving credit. Subsequent to the IPO, we used the remaining net proceeds of approximately $23.1 million for general corporate purposes.

We have generated negative operating cash flows in the past and anticipate that our operating and investing activities will continue to use cash over the next 12-15 months as we continue to grow and maintain our customer base. Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that based on our current level of operations, together with our borrowing capacity under our subordinated secured revolving credit facility, as revised, and available cash from operations, we will be able to finance our projected operating, investing and financing requirements of our existing operations and planned customer growth for at least the next 12 months. Our credit facilities require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio which become more restrictive in future periods. Based on our projected operating results and financial position, we expect to remain in compliance with the required covenants through at least December 31, 2008. In conjunction with the reorganization transactions described in our Prospectus, our subordinated secured revolving credit facility was reduced by $25 million to $75 million. The availability under our subordinated secured revolving credit facility was $30 million upon completion of the IPO, that along with cash generated from our operations and a portion of the IPO proceeds used for general corporate purposes, we believe will be sufficient to fund our operations during the next 12-15 months. Also, as a result of the repayments on our credit facilities, we will have lower cash requirements for our senior secured credit facility principal and interest payments of $17.3 million and $17.0 million, respectively. Our cash requirements are generally highest in the fourth quarter of the year, primarily driven by the increased number of gross additions requiring handset subsidies. Our ability to generate cash flows from operations could be affected by a less than expected demand for our products and services. In the future, if our operations do not generate sufficient positive operating cash flows we may require additional capital to fund our operations or growth, to take advantage of expansion or acquisition opportunities, and to develop new products to compete effectively in the marketplace. In order to meet future liquidity needs we may decide to raise additional funds, through public or private debt or equity financing to support our operations, anticipated capital expenditures and debt repayment obligations. Additional funds, however, may not be available to us on commercially reasonable terms, or at all, when we require them and any additional capital raised through the sale of equity or equity-linked securities could result in dilution to our existing stockholders.

Under the payment terms of the PCS services agreement, Sprint Nextel provides us monthly invoices of charges incurred by us. Payment of the undisputed portion of each invoice is due within ten business days of the due date. Amounts not paid by the due date accrue interest at the rate of 1% per month. From time to time, in order to manage our cash flow and as an additional source of funds, we make payments to Sprint Nextel beyond such ten business day period and pay interest on such unpaid amounts. If we fail to make a payment (other than payments that are disputed in good faith) and such failure continues for more than 30 days after written notice from Sprint Nextel, it will constitute a default under the PCS services agreement, which would give Sprint Nextel the right to terminate the agreement. We are currently in compliance with all terms of this agreement.

We believe that our capital expenditures are generally lower than those of many of our competitors as we do not have any network build-out or spectrum acquisition requirements and we do not have any costs associated with operating stores. Similar to the industry, we do make significant initial cash outlays in the form of handset and other subsidies to acquire new customers. As a result, if we were to experience higher than expected churn, this would negatively affect our cash flows.

	Nine Months Ended September 30,
	2007	2006	$ Change
(in thousands)	(Unaudited)
Cash Flows Provided by (Used In)
Operating activities	$26,787	$(11,211)	$37,998
Investing activities	(19,144)	(22,407)	3,263
Financing activities	(7,643)	18,250	(25,893)

Increase (Decrease) in Cash	$—	$(15,368)	$15,368

Cash Flow Analysis

Net cash provided by (used in) operating activities for the nine months ended September 30, 2007 and 2006 was $26.8 million and $(11.2) million, respectively. During the nine months ended September 30, 2007, we generated cash from operations as a result of our higher net additions in the previous quarters, generating higher usage in the first nine months of the year. Our cash flows for the first nine months are not necessarily indicative of the cash from operations for a full year or any future period. During the third and fourth quarters, we tend to use cash for higher handset purchases in order to meet the demands of our higher gross additions in the third and fourth quarters. The $37 million increase in cash provided by operations during the nine months ended September 30, 2007 as compared to the prior year was primarily driven by an $11.1 million increase in net income and an increase in our accounts payable due to related parties for network costs as a result of our net subscriber growth. In addition, a portion of the increase in accounts payable due to related parties resulted from the waiver we received from Sprint Nextel and the partial waiver we received from the Virgin Group in 2006 for the cash payments under the trademark license agreements. We do not anticipate requiring any such waivers in 2007 and there can be no assurances waivers would be available in the future if needed.

Net cash used in investing activities for the nine months ended September 30, 2007 and 2006 was $19.1 million and $22.4 million, respectively. Net cash used in each year was due to expenditures for capital equipment to support our growth and expansion of customer offerings. As we continue to expand our infrastructure to meet the needs of our growing customer base, we anticipate the continued use of cash in investing activities.

Net cash (used in) provided by financing activities for the nine months ended September 30, 2007 and 2006 was $(7.6) million and $18.3 million, respectively. For the nine months ended September 30, 2007, cash (used in) financing activities resulted from a $12.2 million reduction of book cash overdraft and installment payments of $27.8 million on our senior secured credit facility offset by borrowings of $32.0 million from our subordinated secured revolving credit facility. Cash provided by financing activities of $18.3 million during the nine months ended September 30, 2006 was driven by $46.0 million borrowings under our subordinated secured revolving credit facility and partially offset by $27.8 million installment payments on our senior secured credit facility.

Capital Requirements

We anticipate that the short-term funding needs for our business will principally relate to higher working capital requirements and capital expenditures for internal use software, IT network and infrastructure in order to serve our expanding customer base, scheduled interest and principal payments related to our debt, and potential costs of compliance with regulatory requirements, such as E911.

Liquidity

Credit Facilities

Senior Secured Credit Facility. In 2005, we entered into a $600 million senior secured credit facility with a group of third party financial institutions consisting of a $500 million term loan and a $100 million revolving credit facility. In July 2006, we amended and restated the senior secured credit facilities. As of September 30, 2007, we had $432.8 million outstanding under this facility. During the nine months ended September 30, 2007, we made $27.8 million in principal payments on the credit facility and paid a $1 million nonrefundable consent fee to third party financial institutions. In connection with our IPO, we used $150 million of the net proceeds to repay a portion of the term loan outstanding under our senior secured credit facility and paid $0.8 million in accrued interest. After such payments, we had $282.8 million outstanding under the senior secured credit facility, which is payable in quarterly installments and matures on December 14, 2010. As a result of the lower borrowings, we anticipate that our annual interest expense will decrease by approximately $17 million. The senior secured credit facility is collateralized by a general lien on all of our current and future assets. It bears interest at a Eurodollar rate, or LIBOR, plus an applicable margin of 4.50% to 4.95%, or an alternate base rate plus an applicable margin of 3.50% to 3.95%, depending on our leverage. The annual applicable interest rate as of September 30, 2007 was 10.15% for the outstanding balance.

We may be required, under certain circumstances, to make mandatory prepayments upon the receipt of cash proceeds from the issuance of debt, equity and asset sales, as well as the generation of excess cash flows, as defined within the amended agreement. In connection with this offering, we amended certain provisions of our senior secured credit facility to allow the reorganization transactions and this offering, including adding exceptions to the mandatory prepayment requirements, the negative covenants and the change of control provision and permitting the changes to the subordinated secured revolving credit facility, as described below. The amendment to the senior secured credit facility also provides for (1) additional covenants limiting our activities, including requiring us (a) to remain a passive holding company, (b) to contribute proceeds from sales of assets or issuances of stock to the Operating Partnership and (c) not to take any action that would result in the termination of any tax receivable agreement, and (2) the payment of a 25 basis points fee to consenting lenders, which was paid in September 2007. Following the amendment and the repayment of a $150 million portion of the term loan described above, the size of our senior secured credit facility was permanently reduced to $329 million. The effect of the $150 million reduction in the term loan will result in an improvement in cash flow and leverage, given the pro rata reduction in future principal payments and lower interest expense given the lower outstanding debt balance.

Subordinated Secured Revolving Credit Facility. In connection with our July 2006 amended and restated senior secured credit facility, we also entered into a $100 million subordinated secured revolving credit facility with Sprint Nextel and the Virgin Group, with a $50 million funding commitment each from Sprint Nextel and the Virgin Group. As of September 30, 2007, we had $90 million outstanding under the subordinated secured revolving credit facility. During the nine months ended September 30, 2007, we borrowed $32 million under this credit facility. In connection with the closing of the IPO on October 16, 2007, we used approximately $45 million of the net proceeds to repay indebtedness owed to Sprint Nextel under the terms of this agreement and the amount currently outstanding is $45 million. Following such repayment, Sprint Nextel is no longer a lender under our subordinated secured revolving credit facility and the Virgin Group’s commitment under the facility increased to $75 million. Accordingly, the maximum borrowing amount under the subordinated secured revolving credit facility is reduced from $100 million to $75 million. We do not expect the reduction in the maximum borrowing amount of this facility to hinder our ability to meet our obligations. Amounts under the subordinated secured revolving credit facility are subordinated to the senior secured credit facility and mature in December 2010. We use the subordinated secured revolving credit facility to cover the operating and investing cash needs of our business. This credit facility bears interest at a rate of 3-month LIBOR plus an applicable margin of 4.50% to 4.95%, depending upon our leverage, or 12% if the 3-month LIBOR rate cannot be ascertained.

At the election of the Virgin Group, we may, on any interest payment date, pay interest through the issuance of a pay-in-kind, or PIK, note. The amount of the PIK note is due and payable on the date that the revolving commitments terminate, or can be prepaid as otherwise permitted under the terms of the subordinated secured revolving credit facility and the senior secured credit facility. The interest on PIK notes would be paid on the interest payment date through the issuance of additional PIK notes. We may issue PIK notes to the Virgin Group from time to time.

In addition to paying interest on the outstanding principal under the subordinated secured revolving credit facility, we are required to pay a commitment fee to the Virgin Group under the subordinated secured revolving credit facility at a rate per annum currently equal to 1.0% per annum on the average daily unused portion of the subordinated secured revolving credit facility.

Beginning December 31, 2007, a tolling charge will be applied to borrowings under the subordinated secured revolving credit facility. The charge will be calculated based upon the amount drawn on the subordinated secured revolving facility as of the last day of the quarter. The applicable charge of 1.0% will be calculated quarterly, commencing on December 31, 2007. We anticipate, based on the current level of borrowings, that we will incur $1.8 million additional annual interest expense.

Our credit facilities contain a number of restrictions and financial covenants that, among other things, restrict our operating ability and that of our subsidiaries. In addition, our credit facilities contain affirmative covenants and events of default.

As of September 30, 2007, we were in compliance with all financial covenants under our credit facilities.

Contractual Obligations, Commitments and Contingencies

The following table provides aggregate information about our contractual obligations as of September 30, 2007, adjusted for the use of the IPO proceeds described above:

	Payments due by period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
	(Unaudited)
Contractual Obligations
Long-term debt, including current portion (1)	$327,750	$30,545	$297,205	$—	$—
Interest expense on long-term debt (2)	86,474	32,860	53,614	—	—
Operating leases (3)	10,029	4,067	5,962	—	—
Purchase Obligations (4)	72,739	21,984	50,755	—	—

Total	$496,992	$89,456	$407,536	$—	$—

(1)	Long-term debt represents the principal owed under our senior secured credit facility that is due in December 2010 and our subordinated secured revolving credit facility that terminates in December 2010.
(2)	Interest expense on long-term debt includes future projected interest payments on outstanding interest obligations under our existing credit facilities. The interest expense has been calculated based on the interest rates in effect for the quarter ended September 30, 2007.
(3)	We enter into operating leases in the normal course of business. Our operating leases include the leases on our facilities in Warren, NJ, Walnut Creek, CA, and New York, NY.
(4)	Our purchase obligations represent amounts due to vendors for minimum handset purchase obligations, royalties, licenses and market development funds. Our obligations under the PCS services agreement are variable in nature and are based, among other things, on customers’ minutes of use. Specifically, payments will vary due to a mix of peak and off peak minutes of use. Payments under the trademark license agreements and master services agreements to related parties are variable and are not expected to have a material impact on our financial position, results of operations or cash flows.

In October 2007, we entered into a purchase commitment for approximately $8.4 million with an existing handset vendor.

We are subject to legal proceedings and claims arising in the normal course of business. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results. At this time it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from these matters. Should developments in any of these matters cause an unfavorable outcome and result in the need to recognize a material accrual, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Income Statement Classification of Taxes Collected from Customers

In June 2006, the Emerging Issues Task Force reached consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus net Presentation), or EITF 06-03 . EITF 06-03 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of this EITF are any assessed by a governmental authority that is directly imposed on a revenue-generating transaction between a seller and a customer and may include, but is not limited to, sales, use, and some excise taxes. EITF 06-03 became effective for us on January 1, 2007. We account for taxes collected from our customers on a net basis.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 by Bluebottle USA Investments L.P. did not have a material impact on our financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value and establishes a framework for measuring fair value. Additionally, it expands the disclosure requirements for fair value with a particular focus on management inputs. SFAS 157 is effective for all fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect of SFAS 159 on our consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures, and assumptions and other statements contained herein that are not historical facts. When used in this document, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “project” and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes to our business resulting from increased competition;

•	our ability to develop, introduce and market innovative products, services and applications;

•	our customer turnover rate, or “churn”;

•	bulk handset purchase and trading schemes;

•	changes in general economic, business, political and regulatory conditions;

•	availability and cost of the nationwide Sprint PCS network and Sprint Nextel’s costs associated with operating the network;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies;

•	the degree of legal protection afforded to our products;

•	changes in interest rates; and

•	changes in the composition or restructuring of us or our subsidiaries and the successful completion of acquisitions, divestitures and joint venture activities.

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this report as anticipated, believed, estimated, expected, intended, planned or projected. We neither intend nor assume any obligation to update these forward-looking statements, which speak only as of their dates.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments consist of cash, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with maturities of 90 days or less at the date of purchase to be cash equivalents. We are exposed to interest rate risks primarily through borrowings under our existing credit facilities. Interest on all of our borrowings under our existing credit facilities is variable based on LIBOR plus an applicable margin. As a condition on some of our borrowings, we are required to engage in hedging agreements that provide for at least 50% of the aggregate principal amount being subject to either a fixed interest rate or interest rate protection for a period of not less than two years. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our prospectus.

Our operations are based in the United States and, accordingly, all of our transactions are denominated in U.S. dollars. We are currently not exposed to market risks from changes in foreign currency.

Item 4.	Controls and Procedures.

We will be required to comply with Section 404 of Sarbanes-Oxley when we file our annual report on Form 10-K for the year ending December 31, 2008.

(a) Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective because of material weaknesses, discussed below, in our internal control over financial reporting.

As previously disclosed in our prospectus dated October 10, 2007 and filed with the Securities and Commission on October 11, 2007, during the preparation of the financial statements of Virgin Mobile USA, LLC for the six months ended June 30, 2007, we identified errors in our financial statements in the amount of $0.5 million, $(0.3) million, $(0.3) million and $3.8 million to our net income/(loss) for the years ended December 31, 2006, 2005, 2004 and for the three months ended March 31, 2007, respectively. These errors, which we have determined to be material weaknesses in our internal controls over financial reporting, were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues, which overstated our net service revenue and overstated our cost of service in each period, except for the three month period ended March 31, 2007, which understated our net service revenue and overstated our cost of service. We corrected these errors through a restatement of our results for the three month period ended March 31, 2007 and an out-of-period net adjustment amounting to $(0.1) million (comprised of the cumulative effect of the prior year errors in the amount of $0.5 million, $(0.3) million and $(0.3) million for the years ended December 31, 2006, 2005 and 2004, respectively) reflected in our financial statements for the six months ended June 30, 2007 and the nine months ended September 30, 2007 included in this quarterly report on Form 10-Q. We have not restated our financial statements for any period ended on or prior to December 31, 2006, as we do not believe these errors were material to any interim or annual prior periods. The impact of the out-of-period adjustments in 2007 are not material to our financial statements for the three month period ended March 31, 2007, the six month period ended June 30, 2007, the nine-month period ended September 30, 2007 and our projected financial results for the year ending December 31, 2007.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure that our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, our management believes that the financial statements presented in this quarterly report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for all periods presented.

(b) Changes in Internal Control over Financial Reporting

We are in the process of implementing procedures to remediate the material weaknesses that include an external assessment of our revenue flows and control points, the implementation of additional monitoring controls in the periodic reconciliations of the affected accounts and corrections to the interfaces responsible for the errors. We can make no assurance that the steps we are taking to remediate these errors will be successful or that other errors will not arise in the future. If our remediation is insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered in the future, it may adversely affect our ability to assure timely and accurate financial statement reporting. As a result, our financial statements may contain material misstatements.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to legal proceedings and claims arising in the normal course of business. We assess its potential liability by analyzing litigation and regulatory matters using available information. We develop views on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. At this time it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from an adverse judgment or a settlement of these matters. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Item 1A.	Risk Factors.

There has been no material change in the information provided under the heading “Risk Factors” in our Prospectus dated October 10, 2006 and filed with the Securities and Exchange Commission on October 11, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virgin Mobile USA, Inc.

November 16, 2007	/s/ John D. Feehan, Jr.
John D. Feehan, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibits No.	Description
3.1	Amended and Restated Certificate of Incorporation *
3.2	Amended and Restated Bylaws *
4.1	Stockholders’ Agreement, dated October 16, 2007 *
4.2	Registration Rights Agreement, dated October 16, 2007 *
10.1	Sprint Nextel Tax Receivable Agreement, dated October 16, 2007 *
10.2	Virgin Group Tax Receivable Agreement, dated October 16, 2007 *
10.3	Limited Partnership Agreement of Virgin Mobile USA, L.P., dated October 16, 2007 *
10.4	Amended and Restated PCS Services Agreement, dated October 16, 2007 **
10.5	Amendment No. 1 to Amended and Restated PCS Services Agreement, dated October 16, 2007 **
10.6	Amended and Restated Trademark License Agreement among Virgin Enterprises Limited and Virgin Mobile USA, LLC, dated October 16, 2007 *
10.7	Amended and Restated Trademark License Agreement between Sprint Communications Company, L.P. and Virgin Mobile USA, LLC, dated October 16, 2007 *
10. 8	Amended and Restated Credit Agreement among Virgin Mobile USA, LLC, the Lenders thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents named therein dated July 19, 2006 **
10.9	Distribution Agreement between Sprint Spectrum, L.P. and Virgin Mobile USA, LLC dated September 23, 2004 **
10.10	Virgin Mobile Distribution Agreement, as amended, between Virgin Mobile USA, LLC and Virgin Entertainment Group, Inc. dated April 24, 2002 **
10.11	Master Services Agreement between Sprint Communications Company L.P. and Virgin Mobile USA, LLC dated January 24, 2003 **
10.12	Form of Virgin Mobile USA, Inc. 2007 Omnibus Incentive Compensation Plan **
10.13	Form of Employment Agreement between Virgin Mobile USA, LLC and Virgin Mobile USA, LLC employees **
10.14	Subordinated Credit Agreement among Virgin Mobile USA, LLC, Virgin Entertainment Holdings, Inc. and Sprint Spectrum L.P. dated July 19, 2006 **
10.15	First Amendment and Consent to the Amended and Restated Credit Agreement among Virgin Mobile USA, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent **
10.16

First Amendment and Consent, dated as of September 21, 2007 to the Subordinated Credit Agreement, dated as of July 19, 2006 among Virgin Mobile USA, LLC, Virgin Entertainment Holdings, Inc. and Sprint Spectrum L.P. **

31.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 16, 2007.
**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-142524).