Form 10-K
period 2007-12-31
Virgin Mobile USA, Inc.
filed 2008-03-17
CIK 1396546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33735

VIRGIN MOBILE USA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-8826316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 Independence Boulevard Warren, NJ 07059	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (908) 607-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Listed
Class A common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☒        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The initial public offering of the registrant’s Class A common stock, par value of $0.01 per share, was completed on October 16, 2007. There was no public market for the Company’s common stock prior to that date.

The number of shares of each of the registrant’s classes of common stock outstanding as of March 1, 2008 was as follows:

Class A common stock, par value $0.01 per share	53,129,157
Class B common stock (privately held)	1
Class C common stock (privately held)	115,062

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on May 15, 2008 are incorporated by reference into Part III of this Form 10-K.

Introductory Note

In this annual report on Form 10-K (the “annual report”), unless we state otherwise or the context otherwise requires, the terms (1) “we”, “us” and “our” refer to Virgin Mobile USA, Inc., a Delaware corporation and its consolidated subsidiaries; (2) “Operating Partnership” refers to Virgin Mobile USA, L.P., a Delaware limited partnership through which we conduct our business; (3) “Sprint Nextel” refers to Sprint Nextel Corporation, a Kansas corporation, and its affiliated entities; and (4) the “Virgin Group” refers to Virgin Group Holdings Limited, a British Virgin Islands company and its affiliated entities.

Certain of the titles and logos of our products referenced in this annual report are our intellectual property. Each trade name, trademark or servicemark of any other company appearing in this annual report is the property of its holder.

This annual report includes industry data and forecasts that we have prepared based, in part, upon industry data and forecasts obtained from industry publications and surveys and internal company surveys. Third-party industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. The statements regarding our market position in this annual report are based on information derived from market studies and research reports cited in this annual report.

Although some of the companies that compete in our markets are publicly held as of the date of this report, some are not. Accordingly, only limited public information is available with respect to our relative market strength or competitive position. Unless we state otherwise, our statements about our relative market strength and competitive position in this annual report are based on our management’s belief, internal studies and our management’s knowledge of industry trends.

In this annual report, unless we state otherwise, (1) references to the “Yankee Group” refer to the Yankee Group’s Market Adoption Monitor and Forecast published in 2007, (2) references to the “Cassandra Report” refer to The Intelligence Group’s Cassandra Report published in 2006 and (3) references to “Current Analysis” refer to Current Analysis, Inc.’s report published in 2007.

The following annual report should be read in conjunction with our financial statements and related footnotes, included in Item 8 of this document. Unless the context indicates otherwise, whenever we refer in this annual report to a particular fiscal year, we mean the fiscal year ending December 31 in that particular calendar year.

Our Internet website is www.virginmobileusa.com. The content of our website is not deemed to be incorporated by reference into this report nor should it be deemed to have been filed with the SEC. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Also, recent Section 16 filings with the SEC made by us or any of our executive officers or directors with respect to our Common Stock are made available free of charge through our website. The periodic reports and amendments and the Section 16 filings are made available through our website as soon as reasonably practicable after such report or amendment is electronically filed with the SEC. To access these filings, go to our website, then click on our “Investor Relations” heading.

Forward-Looking Statements

This annual report contains certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures, and assumptions and other statements contained in this annual report that are not historical facts. When used in this document, words such as “anticipate,” “believe,” “estimate,” “expect,”

“intend,” “plan” and “project” and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes to our business resulting from increased competition;

•	our ability to develop, introduce and market innovative products, services and applications;

•	our customer turnover rate, or “churn”;

•	bulk handset purchase and trading schemes;

•	changes in general economic, business, political and regulatory conditions;

•	availability and cost of the nationwide Sprint PCS network and Sprint Nextel’s costs associated with operating the network;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies;

•	the degree of legal protection afforded to our products;

•	changes in interest rates;

•	changes in the composition or restructuring of us or our subsidiaries and the successful completion of acquisitions, divestitures and joint venture activities; and

•	the various other factors discussed in the “Risk Factors” section of this report.

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this annual report as anticipated, believed, estimated, expected, intended, planned or projected. We neither intend nor assume any obligation to update these forward-looking statements, which speak only as of their dates.

PART I

Item 1.	Business.

Overview

We are a leading national provider of wireless communications services, offering prepaid, or pay-as-you-go, services targeted at the youth market. Our customers are attracted to our products and services because of our flexible monthly terms, easy to understand pricing structures, stylish handsets offered at affordable prices and relevant mobile data and entertainment content. Approximately half of our current customers are ages 35 and over. We offer our products and services on a flat per-minute basis and on a monthly basis for specified quantities, or buckets, of minutes purchased in advance—in each case without requiring our customers to enter into long-term contracts or commitments.

As of December 31, 2007, we served approximately 5.1 million customers, which represented an 11.2% increase over the 4.57 million customers we served as of December 31, 2006. As of September 30, 2007, the most recent date for which industry-wide data is available, we estimate that we accounted for 13.7% of the pay-as-you-go market in the United States. Our revenues and net income for the year ended December 31, 2007 were approximately $1.3 billion and $4.2 million, respectively. Historically, we have grown our business organically, but we may consider mergers, acquisitions and strategic investments from time to time that we expect to enable us to achieve greater scale, cost or technology advantages.

We market our products and services under the “Virgin Mobile” brand, which enjoys strong brand awareness and in 2004 was rated as one of the top “trendsetting” brands in any sector by the Cassandra Report, which tracks youth trends in the United States. We have exclusive rights to use the Virgin Mobile brand for mobile voice and data services through 2027 in the United States, Puerto Rico and the U.S. Virgin Islands through our trademark license agreement with the Virgin Group.

We provide our services using the nationwide Sprint PCS network. We purchase wireless network services at a price based on Sprint Nextel’s cost of providing these services plus a specified margin under an agreement which runs through 2027. As a result, we are able to dedicate our resources to acquiring and servicing customers rather than to acquiring spectrum or building and maintaining a wireless network. We control our customers’ experience and all customer “touch points,” including brand image, pricing, mobile content, marketing, distribution and customer care.

We were founded as a joint venture between Sprint Nextel and the Virgin Group and launched our service nationally in July 2002, reaching one million customers in November 2003, within eighteen months of our national launch. In October 2007, we completed our initial public offering and a related reorganization. Following the reorganization, Virgin Mobile USA, LLC converted into a Delaware limited partnership and changed its name to Virgin Mobile USA, L.P. (the “Operating Partnership”) and became the indirect, majority-owned subsidiary of Virgin Mobile USA, Inc., a holding company which holds, directly and indirectly through Bluebottle USA Investments L.P. (“Bluebottle Investments”) and Bluebottle USA Holdings L.P. (“Bluebottle Holdings”), partnership units in the Operating Partnership and all of the outstanding limited liability company interests of VMU GP, LLC, the general partner of Bluebottle Investments. As an indirect owner of VMU GP1, LLC, the sole general partner of the Operating Partnership, Virgin Mobile USA, Inc. operates and controls all of the business and affairs of the Operating Partnership. Virgin Mobile USA, Inc., directly and through its subsidiaries, and Sprint Nextel are the only partners of the Operating Partnership. Virgin Mobile USA, Inc. consolidates the financial results of the Operating Partnership, and the ownership interest of Sprint Nextel in the Operating Partnership is treated as a minority interest in our consolidated financial statements.

The following diagram depicts our current organizational structure:

Business Model

As a mobile virtual network operator, or MVNO, we do not own or operate a physical network, which frees us from related capital expenditures and allows us to focus our resources on content and customer service. We control all aspects of our customer relationship, including image, pricing, content, advertising and marketing, distribution, customer care and the information technology platform. This structure allows us to dedicate the majority of our resources to acquiring and servicing customers rather than acquiring spectrum or building and maintaining a capital intensive wireless network. As a result, in the year ended December 31, 2007, we expended approximately 2.2% of our revenues on capital expenditures (mostly to support information technology and customer support infrastructure). Moreover, the simple, grab-and-go packaging of our handsets enables efficient distribution in third-party stores, saving us the expense of owning and operating our own retail stores.

Competitive Strengths

We believe that the following key strengths enable us to compete effectively in the wireless communications market:

Differentiated Market Approach. We have been pioneers in the U.S. wireless industry, offering innovative, youth-oriented pay-as-you-go plans without long-term contracts or commitments. Our service plans, which include both flat per-minute rates and hybrid plans with monthly buckets of minutes purchased in advance, are attractive alternatives to traditional postpaid plans. Our stylish and affordable handsets and our voice and data service offerings, including VirginXL and VirginXtras (mobile entertainment applications which include ringtones, text, instant and picture messaging, email, games, graphics, internet search and information content), are designed to make Virgin Mobile particularly appealing to the youth market. We believe that the relevance and appeal of our non-voice services is evidenced by the fact that approximately 16.4% of our net service revenues for the year ended December 31, 2007 were from non-voice services. These services provide an additional source of revenue and we believe provide us with improved customer retention.

Strong Brand. Virgin Mobile is the number one brand for prepaid wireless services in the United States in awareness and purchase consideration among 14-34 year-olds, according to Gallagher Lee Brand Tracking (fourth quarter 2006), and was rated as one of the top ten “trendsetting” brands in any sector in the United States by the Cassandra Report in 2004. We benefit from our brand association with the Virgin Group, a globally recognized consumer organization with interests ranging from transportation to leisure and entertainment. We believe that our customers identify with brands and products that reflect their values and our marketing efforts focus on leveraging the popular attributes of the Virgin brand: fun, style, good value and social responsibility. We believe that this strong brand association is one of our most distinct and powerful competitive advantages and is difficult for our competitors to replicate. We have exclusive rights to use the Virgin Mobile brand through 2027 for mobile voice and data services in the United States, U.S. Virgin Islands and Puerto Rico through our trademark license agreement with the Virgin Group.

Extensive and Efficient Distribution. Our nationwide distribution network is comprised of approximately 140,000 third-party retail stores that offer account replenishment, or Top-Up cards, including more than 40,000 retail locations that also sell our handsets. We distribute our products through leading national retailers, including Wal-Mart, Best Buy, RadioShack and Target, and generally receive favorable product positioning in their retail locations. Our products are designed to require minimal sales assistance, which enables us to distribute them cost-effectively through third-party channels and eliminates the need to expend capital to build and operate our own retail stores.

Award-winning Customer Service. Our award-winning customer service program, Virgin Mobile At Your Service, provides user-friendly and effective customer service through our call centers and our website. Our high quality of customer service helps us to retain customers. As a result, we believe that our churn is among the lowest in the prepaid segment of the wireless communications industry. Our low churn is also a direct result of customer retention programs. We consistently receive high ratings in customer satisfaction surveys. In both 2006 and 2007, we were the sole recipient of the J.D. Power and Associates Award for Wireless Prepaid Customer Satisfaction and our customer satisfaction consistently exceeds 90%, according to Market Strategies, Inc., which we have engaged to survey our performance since 2003.

Capital Efficient Business. Our MVNO business model, easy-to-understand products and services, cost-efficient distribution channels and focused marketing strategy have made us one of the lowest cost operators in the wireless communications industry. As an MVNO, we have substantially lower capital expenditures than those of wireless communications providers that own their networks. While we expect to continue to subsidize handsets in order to acquire additional customers, we do not operate our own retail stores, which saves us substantial sales and distribution costs. In addition, we pay Sprint Nextel for wireless services only to the extent of our customers’ usage. As a result, we have a highly variable cost structure, which we believe has allowed us to reach profitability faster than if we were to maintain our own network.

Our strategy allows us to tailor services and direct resources at our target segment and not to the broader wireless communications market targeted by many other U.S. wireless communications providers. As a result, we are able to compete effectively in this target market against larger wireless communications providers.

Proven and Committed Management Team. We are led by a highly experienced management team, which has significant expertise in the telecommunications, internet and e-commerce, media and entertainment, consumer products and retail industries. Many members of our management team joined us prior to our national launch and have been instrumental in developing and implementing our business model.

Business Strategy

We believe the following components of our business strategy will allow us to continue our growth and improve our profitability:

Focus on Fast-growing Segments of U.S. Wireless Market. We focus on two fast-growing segments of the U.S. wireless communications market: youth and pay-as-you-go. We believe there is substantial demand in the United States for our straightforward, value-oriented wireless communication services. According to the Yankee Group, the number of users of wireless service in the under 35 year-old segment in the United States was projected to increase by 16 million from 2006 to 2008, representing approximately 42% of the total growth in U.S. wireless customers over the same period. According to the Yankee Group, as of September 30, 2007, there were approximately 34.5 million pay-as-you-go wireless customers in the United States, with the U.S. prepaid and hybrid market representing 14.4% of total wireless customers. That number is expected to grow to approximately 53.0 million by 2011, representing a 12.4% compound annual growth rate over the same period, according to the Yankee Group. By comparison, the mobile penetration rates in western European markets range from 80% to 120%, according to Current Analysis. By 2008, the U.S. market is expected to add 37 million new customers, of which 13 million, or 35%, are expected to be pay-as-you-go and hybrid customers, according to the Yankee Group. We plan to continue to penetrate the youth segment and grow our market share by continuing to tailor our products, services and advertising message to this market, leveraging our brand through new and existing distribution channels and utilizing select youth-oriented media channels that specifically resonate with our target market.

Continue Product and Service Innovation. We have a proven ability to innovate and adapt to our customers’ needs. In 2006, for example, we launched a service plan enabling our customers to buy monthly buckets of messages in advance, as well as a new flat-rate per-minute voice plan. In addition, we launched mobile social networking and Sugar Mama, an innovative program that enables our customers to earn minutes by viewing and rating advertisements online. In February 2008, we launched a suite of new service plans designed to broadly appeal to higher-usage, higher-revenue customers. Our monthly hybrid plans, which range from $20 a month to $99.99 a month, include anytime and night and weekend minutes without long-term contracts or commitments—effectively expanding the pay-as-you-go market to include some customers who previously might have selected a postpaid service. We intend to continue our efforts to address our market’s evolving needs and to offer innovative and popular products and services ahead of our competitors.

Enhance our Brand Strength. We aim to maintain and strengthen a vibrant brand image that resonates with our customers and distinguishes us from other wireless communications providers. Our goal is to attract and retain customers through our youth-oriented marketing message and service offerings that are straightforward, flexible and a good value. For example, our marketing events in 2007 included the Virgin Festival organized by Virgin Mobile, a two-day event that drew approximately 72,000 fans to see major performing artists. In 2008, the event will be called the Virgin Mobile Festival, increasing brand awareness for the brand and our products and services. We will continue to leverage our brand through our website, targeted marketing, advertising, product packaging, point-of-sale materials and innovative services.

Leverage our Scale and Infrastructure to Drive Profitable Growth. As of December 31, 2007, we had grown our customer base to approximately 5.1 million. We have built the infrastructure to support future growth in customers and usage while leveraging the advantages of our predominantly variable cost structure. As we continue to scale the business, we expect our growing customer base to translate into improved cost economies without the need for substantial capital investment.

Customer Acquisition

Our customer acquisition approach is based on the acquisition cost and expected value of each customer. Our promotional offers are typically consumer driven, linking the purchase of our airtime with the purchase of our handsets and other products and services.

We have identified a number of customer acquisition principles that we believe contribute to our success, including:

•	Marketplace segmentation that allows us to connect effectively with the best prospects through targeted use of media and an array of marketing vehicles;

•	Compelling, focused marketing messages aimed at our best prospects;

•	Simple value proposition and service that is easy to articulate, understand, evaluate, buy and use;

•	Good value and fair pricing;

•	Innovative and exciting design in our products, packaging and point-of-sale presentation;

•	Easy and efficient account activation and maintenance through our website and other self-service tools and customer service;

•

Extensive distribution network of approximately 140,000 third-party retail stores that offer account replenishment, or Top-Up cards, including more than 40,000 retail locations that also sell our handsets, including the following partners: 7-11, Amazon.com, Best Buy, K-Mart, Radio Shack, Rite Aid, Safeway, Sprint Nextel Stores, Target Stores, Virgin Megastores, Walgreens and Wal-Mart; and

•	Friendly and efficient customer care resulting in high customer satisfaction.

The wireless business in the United States generally, and the prepaid business in particular, is seasonal and is often disproportionately dependent on fourth quarter results. Our business has experienced a similar pattern and we expect this pattern to continue in the future. We rely heavily and concentrate our marketing efforts on key promotional periods, including Valentine’s Day, back to school, school graduation and the December holiday season.

Products and Services

We offer a range of products and services that are designed to meet the lifestyles of our target market.

Voice Services. We offer high-quality wireless services using the nationwide Sprint PCS network. In addition to voice services, our services include additional calling features such as voicemail, caller identification, directory assistance and international calling.

Data Services. Our target customers are early adopters of new technologies and use mobile data services at rates higher than those of the average wireless customer. In 2006, non-voice services represented 17% of our revenue, approximately 5 percentage points higher than the wireless industry average of 12%, according to the Yankee Group. In 2007, non-voice services represented 16.4% of our revenue. We develop content and have entered into relationships with third parties to procure and offer customized content, music and other services, including:

•

Messaging (text or short message services, or SMS; multimedia services, such as picture messaging, instant messaging, or IM and email). We have partnered with Yahoo and AOL to provide our customers with mobile email and instant messaging.

•	Music (ringtones, text tones, alerts, artist profiles and communities).

•	Web browsing and search.

•	Downloadable games, customized wallpaper, screensavers and pictures.

Handsets. We offer stylish handsets at affordable prices. We currently offer eleven handset models and plan to introduce five new handsets in 2008. Our handsets are affordably priced, with prices currently ranging from $9.99 to $99.99, and we make offers from time to time on our website and through our retail partners for free handsets when customers purchase specified amounts of airtime. We currently purchase our handsets from Kyocera Wireless Corp., LG Electronics MobileComm U.S.A., Inc. and UTStarcom Personal Communications LLC. In the past, we have purchased handsets from Nokia Inc. and we are negotiating to purchase handsets from other manufacturers. Although we attempt to maintain multiple vendors to the extent practicable, our handset inventory is currently acquired from only a few sources. We believe that our relationships with our suppliers are strong.

Our handsets are distributed through a simple package that can be picked up by a customer with no sales assistance. Each handset package includes everything a customer needs to get started, including the handset, charger, initial credit for usage, promotional items and information that welcomes new customers to our service. Activation typically takes less than five minutes on our website or through our customer service group, Virgin Mobile At Your Service. Each handset package also includes a postage-paid return envelope to recycle the customer’s old handset, regardless of the brand of the recycled phone. Our handsets are intended only for use with our wireless services.

Virgin Mobile Sugar Mama. Our Sugar Mama program is a service enhancement and mobile media platform that allows our customers to earn up to 75 minutes in airtime per month by viewing advertisements from several business partners. We have partnered with companies such as American Legacy Foundation, Levi Strauss, Showtime Networks, U.S. Navy, Sony Pictures, Sony Music Entertainment, Unilever and Microsoft’s Xbox. Internet access is required to establish and manage a Sugar Mama account. Customers generally must view an advertisement, rate it and answer a survey to receive airtime awards. As of December 31, 2007, our Sugar Mama program had approximately 600,000 registered customers.

Content Related Quality Control. We have implemented policies to ensure the safety of our content and to safeguard against objectionable material. Our customers are prohibited from using our services for any illegal purpose. They are further prohibited from publishing, copying or reproducing (i) objectionable content or content that is offensive to third parties; (ii) content that may infringe upon the patent, trademark or other intellectual property of others; (iii) content used for purposes of solicitation of other customers or any other commercial purpose; or (iv) content that could be harmful to other customers, such as content containing electronic viruses or “worms.” We reserve the right to remove any content that we, in our sole discretion, deem to be objectionable and to suspend or terminate the services of those we find to be in violation of our policies.

Pricing and Payment

Our prepaid, or pay-as-you-go, wireless service is intended to be straightforward and easy to use. In contrast to traditional postpaid wireless communications providers, we do not require our customers to enter into long-term contracts with us. We offer our products and services on a flat per-minute basis and on a monthly basis for specified quantities, or buckets, of minutes purchased in advance—in each case without requiring our customers to enter into long-term contracts or commitments.

Minute-based plans. We currently offer two plans launched in late February 2008 under which our customers can pay by the minute. The first offers airtime costing $0.20 per minute, with the ability for customers to purchase optional add-on packages of minutes, or “Minute Packs,” costing $20, $30 and $50 per month for 30-day bundles of 200, 400 and 1,000 “anytime” minutes, respectively. If a customer purchases another Minute

Pack within 30 days of the customer’s last Minute Pack purchase, the customer may roll forward up to 5,000 unused Minute Pack minutes for an additional 30 days. The second offers airtime costing $0.10 per minute for a $6.99 monthly fee. Neither of our pay-as-you-go plans feature separate night and weekend rates. Until late May 2008, customers will also be able select from two additional minute-based plans, the first of which offers airtime costing $0.18 per minute, and the second of which offers airtime costing $0.10 per minute for calls to and from any other Virgin Mobile USA phone number and $0.20 per minute for other domestic calls.

Monthly plans. We currently offer several plans launched in late February 2008 under which our customers can purchase airtime in advance on a monthly basis. These plans range from $24.99 per month for 200 “anytime” minutes and 500 separate night and weekend minutes to $99.99 per month for 1,000 “anytime” minutes, unlimited night and weekend minutes and unlimited calls to and from any other Virgin Mobile USA phone numbers. These monthly plans require use of a registered debit, credit or PayPal account. Until late May 2008, customers will also be able to select from six additional monthly plans. These plans, which range from $14.99 per month for 100 “anytime” minutes and no night and weekend minutes to $99.99 per month for 1,000 “anytime” minutes, unlimited night and weekend minutes and unlimited calls to and from any other Virgin Mobile USA phone numbers, do not require a registered debit, credit or PayPal account.

Messaging. We currently offer several plans under which customers can pay for messaging services either on a monthly basis or per message basis. Customers using plans other than monthly plans which require a registered payment method may choose from one of the following basic monthly pricing plans for domestic email, text, picture and instant messaging: (1) $2.00 per month for 30 messages; (2) $5.00 per month for 200 messages; (3) $10.00 per month for 1,000 messages; and (4) $20.00 per month for an unlimited number of email, text, picture and instant messages. Customers using monthly plans which require a registered payment method may choose from one of the following basic monthly pricing plans for domestic email, text, picture and instant messaging: (1) $5.00 per month for 1,000 messages; and (2) $10.00 per month for an unlimited number of email, text, picture and instant messages. Customers may also choose to pay by the message, for $0.10 per email, text and instant message and $0.25 per picture message.

International. We provide international voice service that allows our customers to make and receive calls to and from over 220 countries worldwide. Customers making international calls are charged an international per-minute rate for each respective country in addition to the standard airtime rate of the respective customer’s applicable plan. In addition, we offer international text messaging services priced on a per message basis. International text messages are $0.20 to send and $0.10 to receive.

Feature Pricing. Additional features fall into three general categories: (i) ringtones and other mobile content; and (ii) downloads, including games and graphics; and (iii) mobile web browsing. All additional features are priced individually or offered on a daily or monthly subscription basis. Certain features require payment of a daily or monthly access fees.

Top-Up Cards and Payment Methods. Our customers may use Top-Up cards—available in increments of $10, $20, $30, $50, and $90 to add money to their accounts. Our Top-Up cards are currently offered at approximately 140,000 third-party retail locations throughout our coverage area. Customers may use Top-Up cards to add cash to their account balances for our prepaid minute based plans, recurring charges for certain of our monthly plans, text and picture messaging and mobile content. For those plans that do not require a registered payment method, customers may also elect to register a credit card, debit card or PayPal account to credit their accounts automatically on a monthly basis or when their accounts reach a specified minimum amount.

Legacy Pricing Offers. In addition to the pricing plans for our products and services described above, approximately 1.3 million of our customers use wireless services under our previous pricing plans, including our pay-as-you-go and hybrid monthly plans that predated the new offers launched in February 2008, and our other “Minute2Minute” and “Day2Day” plans. Customers using our “Minute2Minute” plan are charged $0.25 per minute for each of the first 10 minutes of each day, and $0.10 for every minute thereafter. Customers electing our “Day2Day” plan are charged $0.35 per day and pay $0.10 for each minute of use. These pricing plans are not available to new customers.

Sales and Distribution

We use direct and third-party distribution channels to market our products.

Direct Distribution Channels. Our direct distribution channels consist of our website and Virgin Mobile At Your Service, our toll-free customer care center. Customers may purchase airtime directly from us by using a credit card, debit card or PayPal account or Top-Up card purchased at a third-party retail store, either using their handsets or through our website or customer care center. Customers may also register a credit, debit card or PayPal account with us, which allows them to elect to automatically add minutes to their account (1) once every month on a specified date, (2) once every 90 days, or (3) when their balance falls below $5 (or, for customers on certain minute-based plans that are no longer available or will no longer be available to new customers after May 2008, when their balance (i) falls below $5 or (ii) 90 days from their last Top-Up, whichever comes first).

These channels fulfill the needs of a wide range of customers and prospects by providing means of purchasing products and services, replenishment, or Top-Up, as well as account services. As a source of sales, these channels represented approximately 3.53% of our 2007 total new customer additions (retail and direct channels combined). Periodically, we use phone promotions to increase sales in these channels. We advertise these promotions primarily through our online website, through internet advertisements on third-party websites and through search engine advertising, as well as email and SMS communications to customers to stimulate referrals.

Our website also serves as an effective resource for potential customers to consider our products and services and an efficient channel for potential customers to buy products and activate their accounts as well as for existing customers to manage and service their accounts (adding airtime, changing their service plans, upgrading handsets, browsing and buying multimedia content and mobile data services). This cost efficiency results from our website’s low incremental operating costs and absence of third-party retailer subsidies. As a result, our website assists in reducing our customer acquisition, retention and service costs and is our most cost efficient advertising venue.

Third-Party Retail Distribution Channels. We have a strong distribution network, with more than 40,000 stores selling handsets and approximately 140,000 third-party retail stores selling Top-Up cards in the United States, Puerto Rico and the U.S. Virgin Islands. We intend to continue to expand our distribution network of retail partners.

As of December 31, 2007, we had direct or indirect arrangements with approximately 15 national retailers and a number of regional retailers, including Best Buy, Circuit City, Circle K, CVS, K-Mart, RadioShack, Rite Aid, Safeway, Sam’s Club, Sprint Nextel Stores, Target Stores, Walgreens, Wal-Mart, Virgin Megastores, P.C. Richard & Son, Meijer and Duane Reade. In addition, we have a distribution arrangement with the Internet retailer Amazon.com and with certain other retailers, including Wal-Mart, Best Buy, RadioShack and Target, to offer our products on their websites. As of December 31, 2007, sales through our third-party retail distribution channels represented approximately 73% of our total sales revenue (consisting of aggregated revenues from sales of our handsets and revenue realized upon use of our Top-Up cards) with Wal-Mart accounting for more than 10% of our total sales revenue. As of December 31, 2007, we also distributed our products through five other distribution agents for independent dealers which collectively represent approximately 31% of the total retail locations offering our products. Under our distribution agreements with these agents, we distribute our handsets and Top-Up cards to approximately 2,500 independent, regional wireless telecommunications dealers and stores.

To manage our relationship with third-party retail distribution channels, we have a dedicated internal sales force of approximately 25 representatives, and we have retained firms to provide regional support services. Our sales force is supplemented by a cross-functional team for each retail account consisting of members of our retail channel implementation, information technology, supply chain, brand, finance and legal teams. We provide our sales representatives with in-depth product and sales training to allow them to explain our products and services simply and clearly. We also have programs to train indirect representatives and retailers’ sales representatives.

Marketing

Our marketing and communications distinguish and differentiate us from our competition through our “No long-term contract” leadership message, a focused and efficient use of communication vehicles based on measured impact and effectiveness, and our pro-social campaign, the RE*Generation. Our campaigns, which extend across a variety of traditional, nontraditional and in-store media, create a memorable, engaging dialogue with our prospects and customers. These campaigns are designed to increase consumer awareness, consideration and sales of our products and services. Support points include:

•	Flexible voice plans;

•	Unlimited weeknights starting at 7 pm;

•	Unlimited weekends;

•	Unlimited messaging (text messages, photos, IM and email) for as little as $10 per month;

•	Comprehensive coverage on the nationwide Sprint PCS network;

•	Wide range of stylish handsets and multimedia content;

•	Online account management and industry-leading customer service (2006 and 2007 JD Power Award for prepaid Customer Satisfaction); and

•	Free minutes for watching advertisements on Sugar Mama.

As a central component of our marketing approach, we create year-round promotional plans and campaigns with our retail partners (Wal-Mart, Target, RadioShack, Best Buy and others) and assist them in the development of in-newspaper circulars, point-of-sale displays, in-store signage and special offers that drive sales. Key promotional periods include Valentine’s Day, school graduation, Back to School and the December holiday season.

We also have reached scale sufficient to create our own major marketing events, including the Virgin Festival organized by Virgin Mobile, an event that drew over 42,000 fans in 2006 and approximately 72,000 fans in 2007 to see major performing artists. In 2008, the event will be called the Virgin Mobile Festival, increasing brand awareness for the brand and our products and services. Our involvement with this event and our presenting sponsorship includes sweepstakes rewards and an overall destination for our customers across the country, on-site brand marketing and product demonstrations, a distinctive VIP environment to entertain our many retail and other trade constituents, and brand placement on all on-site and promotional media related to the event.

Effectiveness and Efficiency in Marketing. We realize disproportionate consumer impact from our marketing efforts, with a 4.3% share of category brand experience among 16 to 34 year-olds compared to a 2.7% market share among the same group (Integration Wireless Market Contact Audit, December 2007). Our marketing and customer acquisition approach are based on engaging and attracting new customers at the lowest marketing cost.

Social Initiatives. Our RE*Generation social initiative is primarily dedicated to helping homeless teens. Our commitment to this not-for-profit organization is based on extensive research with prospects and dialogue with customers regarding the causes they care most about. The RE*Generation includes donations and service support to outstanding not for profit companies (Stand Up For Kids and Children’s Health Fund), as well as a range of outreach efforts designed to give our customers, prospects, and employees the ability to get involved and help homeless teens through direct donations and the use of our products and services. For example, customers can donate funds from their balance directly via SMS text messaging. Five percent of our net profits from mobile data service downloads will go to help young people in need, either through direct contributions to our charitable partners and other outreach efforts or by funding the cost of programs that support and raise awareness for young people in need. We believe that it is important to support causes that matter to our customers. More than 70% of consumers have purchased a brand because it supports a cause they believe in, according to PR Week and Barkley Public Relations’ “2007 Cause Survey.”

Marketing Team. Our marketing team, which was integrated into our operations group in January 2008, includes: (1) Advertising, Planning and Promotion, which is responsible for our go-to-market and demand creation strategies, all aspects of our customer-facing marketing efforts and execution of our advertising campaigns; (2) Brand Development and Partnerships, which is responsible for partnership and events development and implementation, mobile ad sales (including Sugar Mama), and The RE*Generation pro-social initiative; (3) Corporate and Consumer Communications, which is responsible for developing public relations strategies and execution, press-generating events, and cultivation of relationships with the press; (4) Digital Marketing, Media and Advocacy, which is responsible for website management, interactive marketing and online sales, media investment and referral marketing; and (5) Brand and Operations, which is responsible for stewardship of the brand and includes an in-house creative services group. We believe that the integration of our marketing team into our operations group will more closely align our product development, sales and new services efforts.

Customer Care

Our customer care organization, known as Virgin Mobile At Your Service, is at the core of the Virgin Mobile brand operating using both the English and Spanish languages. Our interactive voice response system, or IVR, handles about 175,000 customer communications each day. The IVR is used by customers to perform many basic service transactions and get answers to frequently asked questions. After a customer’s initial selection they can always reach a live advisor if they choose. Our live advisors handle on average 65,000 telephone calls each day from customers through fully-outsourced call centers in Spokane, WA, Albuquerque, NM, Manila, Philippines, as well as home-based agents located across the U.S. United States. We respond to approximately 1,200 emails each day from customers through a fully outsourced offshore care center in Hyderabad, India. We expect to open a new fully-outsourced call center in Managua, Nicaragua later this year. During the seasonal new customer peak activation periods we activated numerous fully-outsourced call centers throughout the world to accommodate the additional volume. Virgin Mobile At Your Service operates 24 hours a day, 365 days a year.

We believe we are able to operate our customer care more efficiently than traditional wireless providers, as our straightforward and easy to use product and services are designed for low customer maintenance. Approximately 87% of Top-Up transactions in 2007 were completed without the assistance of a customer care representative. As a result, we believe we require significantly fewer customer service representatives per customer than our competitors.

We outsource our call centers under agreements with ICT Group, Inc. and Sitel Operating Corp. (formerly known as ClientLogic Operating Corp.), use home-based agents through an agreement with West Telemarketing Corp. and outsource web-based support under an agreement with Patni Computer Systems Inc.

The success of our efforts in customer service is supported by the recognition we have received from third parties and our customers:

•	J.D. Power and Associates 2007 Award for Highest Wireless Prepaid Customer Satisfaction; recognized for exceeding industry standards in every surveyed customer service category (Aug. 23, 2007).

•

Forrester Research’s top ranking among National wireless carriers (November 2007 survey of nearly 5,000 consumers) with the only “excellent” rating for ease of use. Virgin Mobile also was ranked highest by consumers for its usefulness and enjoyable customer experience.

•	J.D. Power and Associates 2006 Award for Highest Wireless Prepaid Customer Satisfaction (Aug. 24, 2006).

•	PC Magazine 2007 and 2006 Reader Choice for Satisfaction with Prepaid Service Providers.

•	J.D. Power Call Center Customer Satisfaction Excellence Award; recognized for providing an outstanding experience in our call centers nationwide (not only wireless) 2004.

•	Customer satisfaction ratings consistently exceed 90%, according to Market Strategies, Inc.

•	Approximately 90% of our customers would recommend Virgin Mobile to a friend (75% have done so), according to Market Strategies, Inc.

Customer Base Management and Retention

We actively use customer lifecycle management initiatives to improve customer retention. Within 30 days of activation, all of our customers are scored for a churn propensity level using a statistical model measuring over fifty factors. Using this model, we are able to estimate the churn of our current customers and identify customers with the highest churn propensity. We can then focus lifecycle management spending on higher value, high-risk customers.

We have numerous systemic and outbound call systems in place to ensure that customers are constantly reminded of their balances, to Top-Up or of special offers for high value customers. We also continuously deploy new lifecycle initiatives, including the planned introduction of new service plans in 2008. We leverage all available channels to communicate and reinforce the value proposition of our highly competitive voice and data services offerings and deploy churn intervention programs at key lifecycle points utilizing direct marketing techniques. Our key churn reduction initiatives build upon proven successful programs and include: customer education, use of airtime incentives, discounts for replacement of lost, stolen and broken handsets, the recognition of high-value customers and win-back efforts focused on lapsed customers.

Our offerings and brand, combined with our high quality customer care and lifecycle management initiatives, allow us to maintain churn at levels below traditional prepaid levels. Our average monthly rate of customer turnover, or “churn” for the year ended December 31, 2007 was approximately 4.9%, compared to 4.8% in the year ended December 31, 2006.

Network

Through the nationwide Sprint PCS network, we offer digital wireless services in all 50 states, Puerto Rico and the U.S. Virgin Islands. The nationwide Sprint PCS network offers digital wireless services using wireless code division multiple access, or CDMA, technology. Sprint Nextel’s third-party PCS affiliates provide additional PCS service provider network coverage in certain regional U.S. markets on CDMA wireless networks built and operated by such third-party PCS affiliates, in most instances using spectrum licensed to, and controlled by Sprint Nextel and its third-party PCS affiliates.

Information Technology

We develop, procure, license, own or maintain the IT systems required to operate our business. Our IT team has developed systems that maximize the quality of our customers’ experience and the systems have managed our historical growth and are scalable to manage projected growth. Our IT-related capital expenditures relate solely to our infrastructure and systems; we do not make capital expenditures on the network.

Our information technology infrastructure is built on a combination of internally developed systems and leveraged third-party solutions customized to meet our unique needs. Our critical IT systems fall into the following categories:

Voice Processing and Rating Platform. Our prepaid service enables both our customers and us to manage in real-time customers’ accounts by automating the processes of activating new customer accounts, tracking customers’ service usage, maintaining credit balances and managing communication sessions.

Data Rating and Processing Platform. Our data rating and processing platform enables us to debit money from customers’ accounts continuously as services are being purchased and to direct customers to our customer service portal when a low balance threshold is triggered.

Middleware. Our customer information management solution automates the end-to-end provisioning, billing and customer care processes.

Customer Relationship Management System. As the interface for customer care and customer account management, our customer relationship management system (CRM), which enables us to (1) manage our customer account features and lifecycle, (2) store all customer and account data, (3) monitor the status of customer accounts, (4) generate messages alerting customers of their account status, and (5) add starter airtime to newly activated customer accounts.

Value-Added Service Platforms. We deliver our services through the following value-added service platforms: (1) text messaging, (2) website, (3) WAP portal, (4) content delivery systems, and (5) Interactive Voice Response, or IVR, system. These platforms combine our proprietary technology with technologies provided by third-party suppliers.

Retail Channels. We manage our retail relationships and channels through the following integrated systems:

•	Point of Sale. Integration between retailer point-of-sale and our systems provides us with the real time ability to unlock handsets and Top-Up scratch cards, minimizing risk of theft and fraud.

•	Distribution. Integration between our systems and distribution center systems allows real time inventory tracking, ordering, reporting and reconciliation to retailers.

•	Banking. Integration between our systems and credit card processing systems enables replenishment, or Top-Up, and other purchase via credit or debit accounts and provides fraud controls and reporting.

Security and Controls. We have implemented a comprehensive information security program utilizing technical, physical and administrative safeguards to protect against reasonably anticipated risks and to ensure compliance with any applicable statutory and regulatory obligations addressing information security protection. We utilize both internal and certified third-party resources to review and monitor adherence to industry and internally established security standards.

Supply and Logistics

Purchasing. We rely on outside vendors to produce handsets, accessories, user guides, Top-Up cards, point-of-sale material and product packaging. We provide all content and artwork for packaging and marketing materials. Our purchasing decisions rely on demand forecasts, which we base on communications with retailers, current and target inventory levels and anticipated marketing initiatives.

Logistics and warehousing. We rely on Brightpoint, Inc., a third-party logistics provider, for warehousing and logistical inventory support. Handset and other inventory providers ship items to Brightpoint, which receives them as a bailee and performs quality assurance activities with respect to such items according to our guidelines. Brightpoint maintains a modern warehouse facility in Plainfield, Indiana and facilitates the distribution of our merchandise and materials to retailers based on our direction.

Distribution. Generally, we negotiate and place orders for all handsets, kit accessories, kitting material, direct Top-up cards, and point of sale material. Accessories offered via the web and some other miscellaneous items are ordered directly by Brightpoint. Retailers submit their own electronic orders, which we release based on product availability, retail credit status and necessary lead times. Brightpoint packages all items according to our and our retailers’ requirements and arranges and monitors all shipments. Once Brightpoint ships orders, we invoice retailers either directly or through an electronic data interface maintained by Brightpoint. We handle all collection functions internally.

Reverse Logistics. Brightpoint assists us in processing product returns and customer repair requests. Brightpoint receives all returned products and assesses them according to criteria we provide for product condition and account credits. In some instances, Brightpoint may reprogram handsets or ship them to the handset vendor or to repair facilities.

Competition

The wireless communications industry is extremely competitive. We believe that our primary competition in the U.S. wireless communications market comes from national and regional wireless communications providers, including AT&T, Verizon Wireless, T-Mobile, Sprint Nextel, Metro PCS and Cricket. We also face competition from resellers or MVNOs, such as TracFone Wireless and Helio. Wireless communications providers increasingly are competing in the provision of both voice and non-voice services. Non-voice services, including data transmission, text messaging, e-mail and Internet access, are also now available from personal communications service providers and enhanced specialized mobile radio carriers. In many cases, non-voice services are offered in conjunction with or as adjuncts to voice services.

In the future, we may also face competition from entities providing similar services using different technologies, including Wi-Fi, Wi-Max, and voice over internet protocol, or VoIP. In addition, other potential competitors, including major internet search engine and service provider Google, have announced plans or intentions to enter the mobile services marketplace. As wireless service becomes a viable alternative to traditional landline phone service, we increasingly compete directly with traditional landline telephone companies for customers and they have begun to advertise aggressively in the face of increasing competition from wireless communications providers, cable operators and other competitors. Cable operators are providing telecommunications services to the home, and some of these carriers are providing local and long distance voice services using VoIP. In particular circumstances, these carriers may be able to avoid payment of access charges to local exchange carriers for the use of their networks on long distance calls. Cost savings for these carriers could result in lower prices to customers and increased competition for wireless services. Some of our competitors offer these other services together with their wireless communications service, which may make their services more attractive to customers. In the future, we may also face competition from mobile satellite service, or MSS, providers, as well as from resellers of these services. The FCC has granted to some MSS providers, and may grant others, the flexibility to deploy an ancillary terrestrial component to their satellite services. This added flexibility may enhance MSS providers’ ability to offer more competitive mobile services.

There has also been an increasing trend toward consolidation of wireless communications providers through joint ventures, reorganizations and acquisitions. These consolidated carriers may have substantially larger service areas, more capacity and greater financial resources and bargaining power than we do. As consolidation creates even larger competitors, the advantages held by our competitors may increase.

The wireless communications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless communications industry to be dynamic and intense as a result of the actions of competitors and the development of new technologies, products and services. We compete for customers based on numerous factors, including wireless system coverage and quality, service value proposition (minutes and features relative to price), local market presence, digital voice and features, customer service, distribution strength and brand name recognition. Some competitors also market other services, such as landline local exchange and internet access services, with their wireless service offerings. Competition has caused, and we anticipate will continue to cause, the decline of market prices for two-way wireless products and services. Major wireless carriers have begun to offer calling plans with unlimited voice and data services for a flat monthly rate. The introduction of these plans will further pressure prices for mobile wireless services. Our ability to compete successfully will depend, in part, on our ability to distinguish our service from competitors through marketing and through our ability to anticipate and respond to other competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and competitors’ discount pricing and bundling strategies, all of which could adversely affect our operating margins, market penetration and customer retention. Many of the wireless communications providers in our markets have substantially greater financial resources than we do and they may be able to offer prospective customers discounts or equipment subsidies that are substantially greater than those we are able to offer. While we believe that our prepaid and hybrid plans, as well as our cost structure provide us with the means to react effectively to price competition, we cannot predict the effect that the market forces or the conduct of other operators in the industry will have on our business.

The following table summarizes our major competitors:

Category	Service Provider
Pure Pay-As-You-Go	Boost (a product of Sprint Nextel), TracFone, T-Mobile To Go, AT&T Go Phone, Verizon INpulse

Family plans of major providers	Verizon, AT&T, T-Mobile, Sprint Nextel

Hybrid offerings from major providers	AT&T GoPhone (Pick Your Plan), Verizon Easy Pay

Regional Hybrid Offerings	Cricket, Metro PCS

MVNOs	Helio, Movida

The FCC is pursuing policies designed to increase the number of wireless licenses available. For example, the FCC has adopted rules that allow PCS and other wireless licenses to be partitioned, disaggregated and leased. The FCC also continues to allocate and auction additional spectrum that can be used for wireless services. It is possible that new companies, such as cable television, direct broadcast satellite operators, or Internet search engine providers will purchase or lease licenses and begin offering wireless services. In addition, because the FCC has recently permitted the offering of broadband services over power lines, it is possible that utility companies will begin competing against us.

While the U.S wireless communications market is very competitive, there are significant obstacles that keep most of the larger providers from directly competing with our service offering. In general, these carriers’ “umbrella” brands have failed to resonate with the youth market, and their strategies are focused on broad markets that include corporate and older customers and postpaid offerings. These providers would risk cannibalizing their existing customer base if they sought to compete more directly with us. In addition, the complexity of existing wireless offerings typically requires significant sales assistance that is neither appealing to the youth market nor cost effective. There are also significant barriers to entry for companies attempting to enter the market with business models similar to ours due to the significant upfront investment to fund operating losses for several years prior to profitability.

We believe that we are strategically positioned to compete with other communications technologies that now exist. Continuing technological advances in telecommunications and FCC policies that encourage the development of new spectrum-based technologies make it difficult, however, to predict the extent of future competition.

Regulation

The FCC has statutory jurisdiction and regulatory authority over the licensing, operation, and offering of wireless services. Many of the FCC’s regulations do not apply to us as an MVNO because we do not hold wireless radio licenses or operate network facilities. Our operations, however, are subject to certain FCC regulations since we are considered: (1) a telecommunications carrier, (2) a commercial mobile radio services (CMRS) provider, and (3) a common carrier under the FCC’s regulations and the Communications Act of 1934, as amended. We are also subject to regulation by state public utility commissions (PUCs) and local governments. In addition to others, currently we are subject to the following regulatory programs:

Universal Service Fund (USF). The FCC and many PUCs have established USF programs to ensure that affordable telecommunications services are widely available. All telecommunications carriers must contribute to these funds. We currently remit approximately 11.0 percent of our interstate voice revenues to the federal USF program. We have contributed in excess of $63 million to the USF since our launch in 2002 and, in December 2007, applied for a waiver of certain requirements to become eligible to receive funds to support services to low-income customers.

Enhanced 911. The FCC’s enhanced 911 (E911) regulations require CMRS providers to enable emergency services personnel to locate wireless customers according to specified accuracy guidelines. Pursuant to these regulations, we have incorporated E911 features and capabilities into our handsets. Many local governments have imposed flat, per-customer fees on wireless providers to support implementation of E911 services in their area. We have applied for a limited waiver of certain of the FCC’s E911 requirements.

Customer Privacy and Promotional Activities. We are subject to various federal and state laws governing the privacy of customers’ personal information that restrict our ability to use such information for promotional purposes. Federal and state laws also limit our ability to contact customers by telemarketing or email to advertise our services.

Telecommunications Relay Services. Under federal law, CMRS providers must take steps to enable hearing impaired and other disabled persons to have reasonable access to wireless services. Under these regulations, we currently pay an annual assessment of 0.819 percent of our interstate voice revenue to the FCC to support relay services for the disabled.

Hearing-Aid Compatibility. The FCC requires CMRS providers to offer customers a specified number of digital wireless handsets that are compatible with hearing aids. These regulations require us to incorporate certain hardware and software into our handsets. In November 2006, we applied for a waiver of certain requirements to provide hearing-aid compatible handsets by a specified date. Although we are in compliance at this time and have been in compliance since April 2007, the FCC denied our application for relief and referred our request to its enforcement bureau.

State Regulations. We are subject to a number of PUC regulations that govern the terms and conditions of our offerings, including billing practices, customer disputes and other consumer protection matters.

In addition to the foregoing regulations to which we are subject directly, the nationwide Sprint PCS network operations are subject to regulation by the FCC. Changes to FCC regulations could affect the wireless coverage Sprint Nextel is able to provide to us. Moreover, changes to any regulations to which we are subject directly or indirectly could create uncertainty in the marketplace that could reduce demand for our services, increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on our business, financial condition or results of operations. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have an adverse effect on our business.

Environmental Matters

We are subject to various federal, state and local environmental protection and health and safety laws and regulations, and we incur costs to comply with those laws. We lease real property, and some environmental laws hold current or previous operators of businesses and real property liable for contamination on that property, even if they did not know of and were not responsible for the contamination. Environmental laws may also impose liability on any person who disposes of hazardous substances, regardless of whether the disposal site is owned or operated by such person. Although we do not currently anticipate that the costs of complying with environmental laws will materially adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future due to the discovery of new facts or conditions, the occurrence of new releases of hazardous materials or a change in environmental laws.

Employees

As of December 31, 2007, we employed 465 employees. We consider our relationship with our employees to be good. None of our employees is represented by unions. However, union organizing activities may increase and we cannot predict what level of success the unions may have in organizing our employees. See “Risk Factors—Risks Related to Our Business.” The ability to hire and retain qualified personnel and the potential impact of unionization and organizing activities could adversely affect our costs and results of operations.

Intellectual Property

We rely on copyright, patent, trademark and trade secret laws of the United States, as well as non-disclosure agreements, to protect our rights in our intellectual property, or IP.

We offer wireless services in the United States under the Virgin Mobile brand pursuant to an exclusive, license from Virgin Enterprises Limited that permits our use of certain federally registered marks, including the trademarks VIRGIN and VIRGIN MOBILE. See “Risk Factors—Risks Related to Our Business—We are dependent on our license agreement with the Virgin Group to use the Virgin Mobile brand” and “Certain Relationships and Related Transactions—Virgin Trademark License Agreement.” In addition to these licensed marks, we own 28 registered trademarks on the United States Patent and Trademark Office Principal Register. These include registrations for trademarks and service marks relating to several service offerings and marketing phrases, such as “SUGAR MAMA” and “OYSTR.” The United States Patent and Trademark Office has issued Notices of Allowance or permitted registration for five additional trademark applications, has approved publication in the Official Gazette for two additional trademark applications and is reviewing an additional two trademark applications. We cannot guarantee that any of our other pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations or our use of these marks.

We have filed several patent applications relating to systems and methods that allow customers of our services to ascertain and replenish their account balances. Although our business is not substantially dependent upon the issuance of these patents, we believe that the systems and methods they describe accord us advantages over our competitors. We ultimately may not be successful in securing patents for these claims. Our failure to secure these patents may limit our ability to protect the intellectual property rights that these applications were intended to cover. Meanwhile, our competitors also may attempt to design around our patents to avoid infringement liability or copy or otherwise obtain and use our proprietary product and manufacturing process designs and other intellectual property.

Item 1A.	Risk Factors.

Risks Related to Our Business

We have a short operating history which may not be indicative of our future performance and, if our revenue and earnings growth are not sustainable, we may not be able to generate the earnings necessary to fund our operations, continue to grow our business or repay our debt obligations.

We launched our service nationally in July 2002 and had no revenues before that time. Consequently, we have a limited operating and financial history upon which to evaluate our business model, financial performance and ability to succeed in the future. You should consider our prospects in light of the risks we may encounter, including risks and expenses faced by new companies competing in rapidly evolving and highly competitive markets. We cannot be certain that our MVNO business model or any specific products or services will be profitable or competitive in the long-term against larger, facilities-based wireless providers or other MVNOs. We also cannot predict whether our MVNO model will allow us to offer the wireless services that customers may demand in the future. We have experienced, and may continue to experience, significant fluctuations in our revenues and cash flows. If we are unable to achieve sufficient revenues and earnings from operations, our financial results will be adversely affected and we will not have sufficient cash to fund our current operations, sustain the continued growth of our business, satisfy our debt covenants or repay our debt obligations. Failure to satisfy our debt covenants (as has occurred in the past) or make any required payments could result in defaults under our credit agreements. We have experienced, and may continue to experience, operating losses. In the event that we do become profitable, we can provide no assurances that such profitability can or will be sustained in the future.

Competition in the wireless industry could adversely affect our revenues and profitability.

The wireless communications market is extremely competitive, and competition for customers is increasing. We compete with (1) facilities-based wireless communications providers and their prepaid affiliates or brands, including Sprint Nextel and its Boost product; and (2) other MVNOs. We also may face competition from providers of an emerging technology known as Worldwide Interoperability for Microwave Access, or WiMax, which is capable of supporting wireless transmissions suitable for future mobility applications as well as devices offering voice over Internet protocol, or VoIP, telecommunication services in conjunction with WiFi technology. We do not have any agreements in place that would give us access to these emerging technologies.

Most of our competitors have substantially greater financial, technical, personnel and marketing resources and a larger market share than we have, and we may not be able to compete successfully against them or other wireless communications providers. Due to their size and bargaining power, our larger competitors obtain discounts for facilities, equipment, handsets, content, and services, potentially placing us at a competitive disadvantage. As consolidation in the industry creates even larger competitors, our competitors’ purchasing advantages may increase further, hampering our efforts to attract and retain customers. Certain of our competitors may also use their ownership of local wireline telecommunications facilities to introduce service features and calling plans, such as free wireless-to-landline calls, that we are unable to offer at similar cost. Their larger wireless customer bases may make discounted or free in-network calling (that we do not offer currently) more attractive than any similar service that we may offer. This may adversely affect our ability to compete against these competitors in the longer term.

Other prospective entrants in the wireless communications industry, such as cable operators, are beginning to offer bundled local, long distance, high-speed data, and television and video services. The ability of these providers to bundle telecommunications, Internet, and video with wireless services, as well as their financial strength and economies of scale, may enable them to offer wireless services at prices that are lower than the prices at which we can offer comparable services. If we cannot compete effectively with these service providers, our revenues, profits, cash flows and growth may be adversely affected.

The prepaid wireless marketplace has become increasingly competitive, with a number of new entrants providing service. Several of these providers have marketed their services to the youth-oriented customer demographics that we target. Our operating performance and financial results may be adversely affected if we are unable to successfully differentiate our services from those of such competitors.

We may face competitive pressure to reduce prices for our products and services, which may adversely affect our profitability and other financial results.

As competition in the U.S. wireless communications industry has increased, providers have lowered prices or increased the number of minutes available under monthly service plans to attract or retain customers. To remain competitive with existing and future competitors, we may be compelled to offer greater subsidies for our handsets, reduce the prices for our services or increase the available minutes that we offer under our prepaid monthly, or hybrid, service plans. The prices we charge our customers for services do not affect the amounts we pay to Sprint Nextel under the PCS services agreement, which is based on Sprint Nextel’s costs plus a margin on the services we purchase. As a result, any further subsidies or price reductions that we offer in order to remain competitive may reduce our margins and revenues, and may adversely affect our profitability and cash flows. In addition, when existing customers replace their handsets with new handsets, we incur losses related to the subsidy on the new handset without acquiring a new customer. The lower handset prices may also make our services more accessible to new, lower-value, customers with less disposable income available to spend on our services. In addition, as handset prices decline and handsets become more disposable, customers without long-term contracts may change their wireless providers more frequently, thereby increasing our churn and resulting in higher acquisition costs to replace those customers. A shift to lower value or less loyal customers could have an adverse impact on our results of operations and cash flows. Those who receive inexpensive handsets as gifts and are not interested in using our service may fail to return them. As a result, we could lose our investment in these customers.

Failure to develop future service offerings may limit our ability to compete effectively and grow our business.

An important part of our business strategy is the development and introduction of new voice and data services including, but not limited to, mobile data services. The success of our new service offerings will depend, in part, on our ability to anticipate and respond to varied and rapidly changing customer needs. In order to remain competitive in the U.S. wireless industry, we will need to introduce and commercialize these new services to our market on a timely basis. Our future service offerings may rely on new and unproven technology that may demand substantial capital outlays and utilize significant spectrum capacity. Our services currently depend on the nationwide Sprint PCS network, and we cannot guarantee that Sprint Nextel will make the necessary capital outlays or have sufficient spectrum capacity to deploy new services on that network.

To ensure that our services remain attractive to customers and competitive with those offered by other wireless communications providers, we may be required to modify, change, or adjust our service offerings or introduce new service offerings. For instance, we have launched several hybrid calling plans to compete more effectively with other wireless communications providers. We cannot be certain that our hybrid plans, or future service offerings, will be as profitable or successful as we have envisioned. A substantial portion of our recent gross additions have been under these hybrid plans. We cannot guarantee that the adoption and growth of these hybrid plans will continue or that we will be able to offer services under these hybrid plans in a profitable manner.

Higher than expected customer turnover could result in increased costs and decreased revenues, which would have an adverse effect on our profitability.

Many prepaid wireless service providers, including us, historically have experienced a high rate of customer turnover, or “churn.” A major element of our business strategy is offering customers wireless services without requiring long-term service contracts. In contrast, postpaid services providers generally require customers to enter into long-term service contracts that impose substantial early termination penalties. We do not require long-term service contracts or impose early termination penalties. Accordingly, our customers can terminate service with us easily and transition to another carrier. We target higher-value customers with others likely to choose to participate in retention programs, which has the effect of reengaging some of these customers and lowering churn. The additional cost of such retention programs, however, results in lower average revenue per user. Although not every company in the wireless communication industry measures churn the same way that we do, we believe that we have a higher churn than our postpaid competitors. Our average monthly churn for the year ended December 31, 2007 was approximately 4.9%. While we expect a certain level of customer turnover, if actual churn levels were to exceed our current forecasts, it could reduce our revenues, cause our operating margins to diminish, and adversely impact profitability. In addition, our marketing costs to attract the replacement customers required to sustain our business plan could increase, further reducing our profits. Our churn may be affected by several factors, including the following:

•	network coverage and connection quality;

•	handset and network reliability issues, such as dropped and blocked calls;

•	handset pricing and selection;

•	the ability to roam on wireless networks of other carriers;

•	pricing and affordability of our services;

•	pricing of competitive services relative to ours; and

•	customer care performance.

As an MVNO, we do not control network access, network reliability or connection quality. Furthermore, our customers do not have the ability to roam on other wireless networks in areas where the nationwide Sprint PCS network, or those parts of that network provided by Sprint Nextel’s third-party PCS affiliates, are not available. These and other factors, which are outside our control, may lead to increased churn.

Additionally, the regulations promulgated by the Federal Communications Commission, or FCC, require wireless providers, including us, to provide wireless number portability to their customers. Under these regulations, wireless providers must transfer, or “port,” the number of a departing customer to the customer’s new wireless carrier. These regulations could lead to increased churn as wireless customers now have the ability to retain their wireless telephone numbers despite changing wireless providers.

We may lose customers if we fail to keep up with rapid technological change occurring in the wireless industry.

The wireless communications industry is experiencing significant technological change, including ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless broadband data services, shorter development cycles for new products and enhancements, and changes in end-user requirements and preferences. These changes may cause uncertainty about future demand for our wireless services and may affect the prices that we will be able to charge for these services. Rapid changes in technology, moreover, may lead to the development of wireless communications services or alternative services that consumers prefer over our services. Our operational performance and financial results may be adversely affected if we are unable to deploy future technologies or services on a timely basis or at an acceptable cost.

In addition, our ability to subsidize handsets is limited because we do not require long-term contracts that may produce a more stable revenue stream. As a result, we do not offer the most expensive or technologically advanced handsets available to the market because the retail price of such handsets would be less attractive to our customers than those we offer without greater subsidies than those contemplated by our business model.

If we encounter problems with our third-party customer service and technical support providers our business will be harmed.

We outsource a substantial portion of our customer service activities to domestic and international third-party service providers, including service providers in India and the Philippines. We rely heavily on third-party customer service representatives working on our behalf and we expect to continue to rely heavily on third parties in the future. This strategy provides us with lower operating costs and greater flexibility, but also presents risks to our business, including the following:

•	Customers may react negatively to providing information to and receiving support from overseas organizations;

•	We may not be able to impact the quality of support that we provide as directly as we would be able to do in directly administered call centers;

•

International outsourcing has received considerable negative attention in the media and there are indications that the U.S. Congress may pass legislation that would impact how we operate and impact customer perceptions of our service. For example, Congress has discussed restricting the flow of personal information to overseas providers and requiring representatives in foreign jurisdictions to affirmatively identify themselves by name and location;

•

We rely on a global communications infrastructure that may be interrupted in a number of ways. For example, overseas calls may be disrupted if the underwater cables on which they depend are cut or otherwise disabled; and

•

In recent years, India and the Philippines have experienced political instability and changing policies that may affect our operations. In addition, for a number of years India and Pakistan have been in conflict and an active state of war between the two countries could disrupt our services.

We may consider entering into outsourcing agreements related to certain business operations. Any difficulties experienced in any such arrangements could result in additional expense, loss of customers and revenue, interruption of our services or a delay in the roll-out of new services.

We have agreements with third parties to provide customer service and related support to our subscribers and have outsourced many aspects of our customer care to third parties. In the future, we may also consider entering into outsourcing agreements for the development and maintenance of certain systems necessary for the operation of our business. To the extent that we rely on third parties to perform certain of our operations or interface with our customers, we run the risk that these third parties will be unable to perform to our requirements. If this comes to pass, we would have to pursue alternative strategies to provide these services, which could result in delays, interruptions, additional expenses and loss of customers.

Our business is seasonal, and we depend on fourth quarter customer additions; our results of operations for future periods will be affected negatively if we fail to deliver strong customer growth in the fourth quarter of any year.

The wireless business in the United States generally, and in the prepaid business in particular, is seasonal and is often disproportionately dependent on fourth quarter results. Our business has experienced a similar pattern and we expect this pattern to continue in the future. If our fourth quarter customer additions fail to meet our expectations, it could adversely affect our results of operations and cash flows.

Bulk handset purchase and trading schemes may curtail our ability to offer handsets at subsidized retail prices and thus limit our ability to acquire new customers or result in significant additional costs.

We acquire new customers in part by offering handsets for sale at significantly subsidized retail prices resulting in a loss to us on handset sales. In recent years, several third parties have purchased our less expensive handsets, reprogrammed them, and resold the handsets in bulk for use on other wireless communications providers’ networks. As a result of such bulk purchase and trading schemes, we do not realize wireless services revenue in connection with such handsets, which in the past has resulted in substantial losses to us. In addition, bulk purchases deplete inventory of retail stores available for sale to legitimate customers. We estimate that in 2005, 2006 and 2007, approximately 228,000, 322,000 and 76,000 of our handsets were bought and resold in bulk, which resulted in a loss of approximately $25.4 million, $30.4 million and $5.2 million, respectively, consisting primarily of loss subsidies and promotional expenses. We believe that such bulk purchase and trading schemes constitute breaches of the contractual terms of purchase of our handsets and the use of our services and that many activities of bulk handset traders infringe on our trademark rights, constitute illegal interference with our business, and constitute civil conspiracy, unjust enrichment and unfair competition. While we have aggressively pursued claims against such bulk purchasers, we cannot predict whether our efforts will be effective. We may be forced to raise our handset prices to deter future bulk purchase and trading activities, which may affect our ability to attract new customers. The continued bulk purchase and trading of our handsets may adversely affect our revenues, profitability and cash flows.

We have a significant amount of debt and are subject to restrictive debt covenants which could have important consequences related to the success of our business.

As of December 31, 2007, our total debt was $323.8 million. We have used debt to finance a significant portion of our operations. The level of our indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our obligations under our debt instruments;

•

limiting cash flow available for general corporate purposes, including capital expenditures and acquisitions, because a substantial portion of our cash flow from operations must be dedicated to servicing our debt;

•	limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions;

•	limiting our flexibility to react to competitive and other changes in our industry and economic conditions generally; and

•

exposing us to risks inherent in interest rate fluctuations because all of our borrowings are at variable rates of interest (although we have entered into transactions to hedge a substantial portion of our interest rate risk, if market interest rates increase, our unhedged variable-rate debt will result in higher interest expense and adversely affect our cash flow).

In 2005, we failed to satisfy a net service revenue covenant in our prior credit facility, which resulted in a default under that credit facility and required us to negotiate with our lenders to amend and restate that facility in July 2006. As a result of the default, we had no access to our $100 million revolving credit facility provided under our 2005 senior credit facilities, which resulted in a liquidity shortfall in 2006. As a result of the liquidity shortfall, we were unable to make timely payments to Sprint Nextel on amounts owed under the PCS services agreement, requiring us to negotiate with Sprint Nextel in order to receive additional time to make such payments and to pay interest on such late payments. In connection with the amendment and restatement of our 2005 senior credit facilities and our liquidity shortfall, Sprint Nextel and the Virgin Group provided us with a $100 million subordinated secured revolving credit facility which replaced another $100 million revolving credit facility that had been previously provided by the third-party lenders under our 2005 senior credit facilities. We used approximately $45 million of the proceeds from our initial public offering to repay indebtedness owed to Sprint Nextel under the terms of our subordinated secured revolving credit facility. Following such repayment, Sprint Nextel ceased to be a lender under our subordinated secured revolving credit facility and the Virgin Group’s commitment under the facility was increased to $75 million. Accordingly, the maximum borrowing amount under the subordinated secured revolving credit facility was reduced from $100 million to $75 million following the initial public offering.

Our senior secured credit facility and our subordinated secured revolving credit facility contain a number of restrictive covenants and require us to maintain specified financial ratios and satisfy financial condition tests. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us on acceptable terms or in an amount sufficient to enable us to pay interest or principal on our debt or to fund our other liquidity needs. In addition, our limited tangible assets may further limit our ability to obtain loans or access the debt capital markets. Failure to satisfy our debt covenants or make any required payments could result in defaults under our credit agreements.

We may incur significant additional indebtedness from time to time. If we incur additional indebtedness, the related risks we could face would be magnified.

Our products and services are sold primarily through third-party retail distribution partners, and the success of our business will depend in part on maintaining our relationships with these partners.

Wireless products and services traditionally have been sold primarily in dedicated wireless retail stores, many branded with the name of the wireless communications provider. We have not operated, and do not plan to operate, branded stores dedicated to our wireless products and services. Instead, we sell our products and services through third-party distribution channels and through our website and our contact center.

Our four largest distribution partners account for a substantial majority of our sales. The success of our business depends in part on maintaining our relationships with these and other distribution partners and the terms of our distribution agreements with these partners. Our distribution agreements with retail partners generally have short terms and do not impose minimum purchase obligations on our distribution partners. We, on the other hand, have long-term supply contracts with manufacturers of our handsets.

Accordingly, there is no assurance that our distribution partners will continue to distribute our products or distribute sufficient quantities to match our purchase obligations with our suppliers. If our distribution agreements expire or are terminated or if our distribution partners cease to distribute our products and services, we may not be able to establish alternative distribution channels for our products and services.

As an MVNO, we are dependent on Sprint Nextel for our wireless network and any disruptions to such network may adversely affect our business and financial results.

We are dependent on Sprint Nextel’s physical network. As an MVNO, we do not own spectrum or own or operate a physical network. Sprint Nextel is our exclusive wireless network provider. To be successful, we will need to continue to provide our customers with reliable service over the nationwide Sprint PCS network. We rely on Sprint Nextel and its third-party PCS affiliates to maintain their wireless facilities and government authorizations and to comply with government policies and regulations. If Sprint Nextel or its third-party PCS affiliates fail to do so, we may incur substantial losses. Delays or failure to add network capacity, or increased costs of adding capacity or operating the network, could limit our ability to increase our customer base, limit our ability to increase our revenues, or cause a deterioration of our operating margin. Some of the risks related to the nationwide Sprint PCS network and infrastructure include: physical damage to access lines, breaches of security, power surges or outages, software defects and disruptions beyond Sprint Nextel’s control, such as natural disasters and acts of terrorism, among others. The PCS services agreement with Sprint Nextel does not contain any contractual indemnification provisions relating to network outages or other disruptions. Any impact on the nationwide Sprint PCS network will have an adverse impact on our business and may adversely affect our financial condition, results of operations and cash flows.

We are dependent on third-party PCS affiliates of Sprint Nextel. Third-party PCS affiliates of Sprint Nextel provide network coverage in certain regions of the country. We are dependent on those third-party PCS affiliates for coverage in those areas, and currently all such third-party PCS affiliates allow Virgin Mobile to offer service in their regions. Every three years, these PCS affiliates have the right to discontinue the activation of service for our new customers in their respective regions and they may next make this election in July 2008. If they agree to continue to support our services, they must commit to a three-year term, after which they can again elect to discontinue the activation of service for new customers in their regions. In addition, such third-party PCS affiliates have the right to stop providing their services to our new customers (1) if we launch services that are not pay-as-you-go services in such affiliate’s territory, (2) if we target customers outside the market segment of individuals up to and including thirty years old (3) upon a change of control of us or Sprint Nextel and (4) upon certain events of bankruptcy or dissolution of us or Sprint Nextel. In the year ended December 31, 2007, approximately 5.5% of our customers were located in such third-party PCS affiliate territories and we generated approximately $57.0 million in revenues from such customers. The inability to provide service to customers within the third-party PCS affiliates’ territories could have an adverse affect on our business and could adversely affect our financial condition, results of operations and cash flows.

We are dependent on technology used by Sprint Nextel. Wireless communications technology is evolving rapidly. A significant change in current wireless network technologies or the emergence of alternative technologies could reduce significantly our ability to offer a full range of data services, as compared to our competitors. If Sprint Nextel fails to keep up with these changes, we may lose customers or may not be able to attract new customers. In addition, our PCS services agreement with Sprint Nextel presently covers only our access to the nationwide Sprint PCS network using CDMA technology and may limit our ability to access other networks or services offered by Sprint Nextel now or in the future. If Sprint Spectrum migrates a significant number of customers to a successor network and ceases activation of new customers on the nationwide Sprint PCS network, or a significant number of Sprint Spectrum’s activation of new voice and data customers are on a successor network, we will begin negotiations with Sprint Spectrum regarding a possible arrangement to provide us with access to that successor network. If at any time Sprint Spectrum offers terms and conditions for the use of the successor network that are substantially similar to those under the PCS services agreement, we must accept the offer. If after a specified negotiation period, we cannot reach an agreement with Sprint Spectrum, or Sprint Spectrum has not offered terms for the successor network that are substantially similar to those under the PCS services agreement, then we must elect to either (1) use the successor network exclusively at the same level of functionality as the nationwide PCS network at rates fixed at those applicable to us for the services on the CDMA network under the PCS services agreement or (2) terminate the agreement and continue to use the CDMA network for a period of approximately two years pursuant to the terms and conditions of the PCS services agreement, subject to a cap on rates at those applicable to us as of the beginning of the negotiation period. If we elect to terminate the agreement under (2) above, our exclusivity obligations cease and we may negotiate with other network providers to obtain mobile services during this period and thereafter. We may not be able to negotiate new terms with Sprint Nextel or negotiate for competitive terms with a third-party provider of those services. In all cases, Sprint Spectrum reserves the right to discontinue providing services over the CDMA network after expiration of a two-year migration period and we will bear the costs (if any) of migrating end users to a new network if necessary.

If the PCS services agreement is terminated, we may be unable to obtain the wireless services necessary to operate our business. Our PCS services agreement with Sprint Nextel expires in 2027. Sprint Nextel, however, may terminate the PCS services agreement prior to the expiration of its term due to various reasons specified in the PCS services agreement, including:

•	breach of the agreement by us;

•	acquisition of control of us by a specified competitor of Sprint Nextel; or

•	a specified competitor of the Virgin Group acquires control of us and Virgin Group terminates the Virgin trademark license agreement.

In case of either the expiration or termination of the Sprint PCS services agreement, we may be unable to reach a further agreement with Sprint Nextel and its third-party PCS affiliates or with an alternate wireless communications provider to obtain the wireless services necessary to operate our business. In addition, transition to an alternative provider is limited to a provider with a CDMA network as our handsets are not capable of operating on all networks. Such a transition could be time-consuming and costly and we could lose a substantial number of customers during the transition period.

Our dependence on Sprint Nextel is not limited to our use of the nationwide Sprint PCS network. We rely on Sprint Nextel and its third-party PCS affiliates for other critical operational matters, including:

•	continued expansion and improvement by Sprint Nextel of the nationwide Sprint PCS network and its third-party PCS affiliates’ networks, which is expected to require additional investment;

•	deployment of upgrades and maintenance of the nationwide Sprint PCS network by Sprint Nextel and its third-party PCS affiliates;

•	maintenance by Sprint Nextel of its relationships with its third-party PCS affiliates;

•	maintenance by Sprint Nextel and its third-party PCS affiliates of FCC authorizations in good standing;

•	integration of new services into the nationwide Sprint PCS network;

•	certification of new handsets for use on the nationwide Sprint PCS network;

•	compliance with FCC, state E911 and other regulatory requirements;

•	obtaining telephone numbers;

•	maintenance of interconnection agreements; and

•	compliance with applicable laws and regulations including the Communications Assistance for Law Enforcement Act of 1994, or CALEA, network technical requirements.

We compete with Sprint Nextel’s products. We compete with several of Sprint Nextel’s products, including its postpaid products and its prepaid Boost product. In addition, Sprint Nextel may from time to time create products or acquire interests in business that directly or indirectly compete with us. As a result, Sprint Nextel’s interests may be different from, or adverse to, ours.

Payments made to Sprint Nextel pursuant to the PCS services agreement are based on estimates, which may cause our reported quarterly results to be less reflective of our actual performance during a given period.

We purchase wireless network services at a price based on Sprint Nextel’s annual cost of providing these services plus a profit margin. Under the PCS services agreement, Sprint Nextel provides us with annual planning rates for various services. Quarterly, we estimate the annual cost of Sprint Nextel’s services based on non-binding annual and quarterly estimates provided by Sprint Nextel and record an adjustment if the estimate is different from the actual costs billed to us by Sprint Nextel. Under the terms of the PCS services agreement, Sprint Nextel is required to provide us with a final assessment of their costs annually, a process to which we refer as a “true-up.” If the actual cost of the services Sprint Nextel sells to us is more than $100,000 higher than the rates charged to us during such year, we are required to pay to Sprint Nextel the amount of the difference; if Sprint Nextel’s actual cost is more than $100,000 lower than the rates charged to us during such year, Sprint Nextel is required to refund to us the amount of such difference. In the event that our estimates for a given period are incorrect, we record an adjustment in the then-current period as a change to the estimate. Accordingly, our costs associated with network services may not be fully aligned with revenues during a given period to the extent of such adjustments and our reported quarterly results may not be fully reflective of our actual performance during a given period.

In March 2008, we and Sprint Nextel agreed to amend the PCS services agreement to provide that (1) we will not be subject to any true-up process and the related payment obligations with respect to the fiscal year ended December 31, 2007; (2) if the true-up with respect to the fiscal year ending December 31, 2008 indicates that the actual cost of the services Sprint Nextel sells to us is higher than the rates charged to us during such year, we will only pay Sprint Nextel the difference between (A) the lower of (i) the rates that Sprint Nextel provided in advance for planning purposes and (ii) the rates based on Sprint Nextel’s actual costs, and (B) the actual rates charged to us; and (3) beginning with the first quarter of the fiscal year ending December 31, 2009, the true-up and pricing process set forth in the PCS services agreement prior to the amendment will apply unless otherwise agreed by the parties. Without the amendment, our cost of service and CCPU could have been materially higher, and Adjusted EBITDA could have been materially lower, than our reported results, which would have had a material effect on Net income for the year ended December 31, 2007. There is no assurance that we will be able to negotiate similar amendments in the future and, accordingly, true-up payments could be substantial.

Sprint Nextel’s failure to obtain the proper licenses and governmental approvals from regulatory authorities would cause us to be unable to successfully operate our business.

The FCC licenses currently held by Sprint Nextel and its third-party PCS affiliates to provide PCS services are subject to renewal and revocation. There is no guarantee that Sprint Nextel’s or its third-party PCS affiliates’ PCS licenses will be renewed. The FCC requires all PCS licensees to meet certain requirements, including so-called “build-out” requirements, to retain their licenses. Sprint Nextel’s or its third-party PCS affiliates’ failure to comply with certain FCC requirements in a given license area could result in the revocation of Sprint Nextel’s or such third-party PCS affiliates’ PCS license for that geographic area.

We are dependent on our license agreement with the Virgin Group to use the Virgin Mobile brand.

We are party to a trademark license agreement with the Virgin Group pursuant to which we have exclusive rights to use the Virgin Mobile brand for wireless products and services in our coverage area through 2027. The Virgin Group may terminate the trademark license agreement prior to the expiration of its term due to various reasons specified in the agreement, including:

•	Breach of the agreement by us;

•	acquisition of control of us by certain competitors of the Virgin Group; or

•	a specified competitor of Sprint Nextel acquires control of us and Sprint Nextel terminates the Sprint PCS services agreement.

Further, we are subject to certain requirements regarding customer service, including levels of overall customer satisfaction. Failure to satisfy these levels may result in termination of the trademark license agreement by the Virgin Group.

In case of either the expiration or termination of the Virgin trademark license agreement, we may be unable to reach a further acceptable agreement with the Virgin Group. Our inability to use the Virgin Mobile brand would have a material adverse effect on our operations.

We may be limited in our ability to grow our business and customer base unless we can continue to obtain network capacity at favorable rates and meet the growing demands on our business systems and processes.

To further expand our MVNO business, we must continue to obtain wireless network capacity at favorable rates and terms, provide adequate customer service and acquire and market a sufficient quantity and mix of handsets and related accessories. Our operating performance and ability to attract new customers may be adversely affected if we are unable to meet the increasing demands for our services in a timely and efficient manner, while adequately addressing the growing demands on our customer service, billing, and other back- office functions. Any change in our ability, or the ability of third parties with whom we contract, to provide these services also could adversely affect our operations and financial performance.

Our operations and growth could be adversely affected if our wireless data services do not perform satisfactorily.

We provide text, instant and picture messaging, email, ringtones, games, and other wireless data services marketed under the VirginXL and VirginXtras brand names. These non-voice mobile data services represent a significant portion of our revenues. Our future results may be adversely affected if these services are not utilized by a sufficient number of our customers or fail to produce sufficient levels of customer satisfaction and revenues. These services and features may not counter increasing competition and pricing pressure in the wireless voice market or markedly differentiate us from our competitors. We also may not realize our goals successfully if we fail to develop and deploy new wireless data applications for our customers, offer wireless data services profitably, or achieve a satisfactory level of customer acceptance and utilization of our wireless data services.

Our prepaid service offerings may not be successful in the long term.

Our prepaid services may not prove to be successful or profitable in the long term. In addition, a majority of the customers that purchase our prepaid services are lower-income, lower-usage customers. Our long-term success is dependent upon our sustained ability to generate sufficient revenue from our customers based on their use of our services and respond to churn by adding new customers. If we are unable to sustain or increase the revenue that we generate from our existing customers or obtain new customers to replace churned customers, our operational performance and financial results may be adversely affected.

We rely on third parties for equipment and services that are integral to our business.

We have entered into agreements with third-party contractors, including Kyocera Wireless Corp., LG Electronics MobileComm U.S.A., Inc. and UTStarcom Personal Communications LLC, to provide equipment and services required for our operation, in addition to content development, product distribution, supply chain, handset sourcing, customer care and billing and payment processing. Some of these agreements contain termination provisions that allow for these agreements to be cancelled upon short or no notice. If these contracts are terminated and we are unable to renew them or negotiate agreements for replacement services with other providers at comparable rates, our business will suffer. Our handset inventory is currently acquired from only a few sources. In addition, our ability to control the efficiency, timeliness and quality of the services provided by our third-party contractors is limited.

We may be affected by ongoing litigation between QUALCOMM and Broadcom.

QUALCOMM Incorporated, which licenses CDMA technology to handset manufacturers, is engaged in a patent dispute with Broadcom Corporation. If the parties are unable to resolve their dispute, QUALCOMM is unable to provide non-infringing technological solutions, or our handset providers are unable to obtain licenses to use the CDMA technology at issue, we may be unable to launch certain advanced handset models.

Our future success will depend in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could cause us to lose sales and any competitive advantage we have.

Our success depends to a significant degree upon our ability to protect and preserve the proprietary aspects of our products and services and other intellectual property. We rely on the patent, trademark, copyright and trade secret laws of the United States and other countries, as well as nondisclosure agreements, to protect our intellectual property rights. However, we may be unable to prevent third parties from using our technology without our authorization, breaching any nondisclosure agreements with us, or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. If it becomes necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome and costly and we may not prevail.

We depend upon our senior management and our business may be adversely affected if we cannot retain them.

Our success depends upon the retention of our experienced senior management with specialized industry and technical knowledge. We might not be able to find qualified replacements for the members of our senior management team if their services were no longer available to us; accordingly, the loss of critical members of our senior management team could have a material adverse effect on our ability to effectively pursue our business. We only have “key man” life insurance for Daniel H. Schulman, our chief executive officer, and no other member of our senior management team.

Difficulty hiring and retaining qualified personnel, costs associated with any workforce reductions and the potential impact of unionization and organizing activities could have an adverse effect on our costs and results of operations.

The success of our business depends in large part upon our ability to attract and retain highly skilled, knowledgeable and qualified managerial, professional, technical, sales and customer support personnel. If we are unable to recruit and retain qualified employees our results of operations could be adversely affected. In addition, in order to remain competitive we could decide to reduce our workforce to better align our cost structure with our economics or to otherwise reduce operating costs or improve efficiencies, which could lead to a decline in employee morale, reduced productivity and increased attrition. Furthermore, we may incur substantial costs relating to severance or similar payments in the event of a workforce reduction.

In addition, union organizing activities may occur, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.

We may consider mergers, acquisitions or strategic investments, which may subject us to integration and other risks.

Historically, we have grown our business organically but, subject to our existing and future contractual obligations, we may in the future consider mergers, acquisitions or strategic investments to obtain increased market share or access to new technologies and services. Risks we may encounter include: (1) negotiation of potential acquisitions could cause us to incur significant costs; (2) potential acquisitions may not contribute to our business strategy, or we may pay more than the real value of the assets or company being acquired; (3) such acquired assets or operations may not result in sales or profits that justify the investments made in such acquisitions; (4) we may have difficulty assimilating the acquired technologies or products into our products and services; (5) our relationship with current and new employees, customers and distributors could be impaired; (6) our due diligence process may fail to identify technical problems, such as issues with the acquired company’s product quality or product structure; (7) we may face contingencies related to product liability, intellectual property, financial disclosures and accounting practices or internal controls; (8) potential acquisitions may result in litigation from terminated employees or third parties; (9) potential acquisitions may divert our management’s attention from our existing operations; and (10) we may be unable to obtain the timely authorizations from governmental authorities to the extent required to complete such potential acquisitions pursuant to competition, antitrust or other laws. These factors could have a material adverse effect on our businesses, results of operations, financial condition or cash flows, particularly in the case of the acquisition of a larger company or a high number of acquisitions. To the extent that we issue shares in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease. In addition, certain transactions may result in payments to Sprint Nextel and the Virgin Group under their respective tax receivable agreements.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We intend to evaluate our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and rules and regulations of the SEC thereunder, which we refer to as “Section 404.” The process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing effectiveness of internal controls over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404.

In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We are not currently required to furnish a report on our internal control over financial reporting pursuant to the SEC’s rules under Section 404. We expect that these rules will apply to us when we file our Annual Report on Form 10-K for our fiscal year ending in December 2008, which we will be required to file by March 2009. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions, stock exchange delisting or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This could harm our reputation and cause us to lose existing customers or fail to gain new customers and otherwise negatively affect our financial condition, results of operations and cash flows. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel.

We have identified material weaknesses in our internal controls over financial reporting within our revenue cycle as it relates to the reporting of recovery fees for certain air time taxes and regulatory charges and accrued revenues that, if not properly corrected, could result in material misstatements in our financial reporting.

In conjunction with the preparation of our financial statements for the six months ended June 30, 2007, we identified errors in our financial statements in the amount of $0.5 million, $(0.3) million, $(0.3) million and $3.8 million to our net income /(loss) for the years ended December 31, 2006, 2005 and 2004 and for the three months ended March 31, 2007, respectively. These errors, which we determined to be material weaknesses in our internal controls over financial reporting, were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues, which overstated our net service revenue and overstated our cost of service in each period except for the three months ended March 31, 2007, which understated our net service revenue and overstated our cost of service. We corrected these errors through a restatement of our results for the three months ended March 31, 2007 and an out-of-period net adjustment amounting to $(0.1) million (comprised of the cumulative effect of prior year errors in the amount of $0.5 million, $(0.3) million and $(0.3) million for the years ended December 31, 2006, 2005 and 2004, respectively) reflected in our financial statements for the six months ended June 30, 2007. We did not restate our financial statements for any period ended on or prior to December 31, 2006, as we do not believe that these errors were material to any interim or annual prior periods. The impact of the out-of-period adjustments in 2007 is not material to our financial statements for the three month period ended March 31, 2007, the six month period ended June 30, 2007 and our financial results for the year ending December 31, 2007. Additionally, we plan to restate our results for the three months ended March 31, 2007 when we file our quarterly report on Form 10-Q for the period ending March 31, 2008 to reflect those out-of-period charges.

A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our controls failed to detect the inaccurate reporting resulting from system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues which affected several financial accounts including net service revenue, cost of sales, deferred revenue and accrued taxes. If our remediation is insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered in the future, it may adversely affect our ability to assure timely and accurate financial statement reporting. As a result, our financial statements may contain material misstatements and could potentially result in a decline of our stock price.

If we are unable to effectively manage our inventory held on consignment by our retailers, it could adversely affect our results of operations.

A significant portion of our inventory is held on consignment by certain of our retail partners. In these consignment locations, we do not have physical possession of the consigned inventory. We therefore have to rely on certain information provided by our retail partners, in addition to periodic inspections, to determine inventory balances on hand at such consignment locations.

Our retail partners who hold inventory on a consignment basis are required to use commercially reasonable procedures to safeguard such goods in their possession and maintain property insurance in negotiated amounts adequate to cover the value of the consigned inventory in their possession. If we are unable to properly monitor, control and manage our inventory or unable to recover in the event of loss or damage to such inventory, we may incur unexpected costs associated with writing off lost or damaged inventory.

Our consignment agreements include certain rights of our retail partners to return unsold consignment inventory. In certain instances, while we may not be contractually obligated to accept returned consignment inventory, we may determine that it is in our best interest to accept returns in order to maintain good relations with our retail partners. If we are unable to find an alternative channel for distribution of such returned consignment inventory, such returns would increase our expenses and result in lost revenues.

In December 2007, we recorded incremental inventory reserves of $3.2 million related to consignment inventory. This charge was the result of identified book-to-physical inventory differences related to consigned inventory. If we are unable to effectively manage appropriate consigned inventory levels, we may suffer inventory losses that will reduce our operating income levels. There can be no assurance that any efforts to strengthen our monitoring and management of consigned inventory will be adequate to meaningfully reduce the risk of inventory loss.

Pending civil litigation could have a material adverse affect on us.

We and certain of our former and current executive officers and directors, as well as our principal shareholders, are defendants in several federal securities class action lawsuits. See Item 3, “Legal Proceedings” for a more detailed description of these proceedings. These actions remain in preliminary stages and it is not yet possible to determine their ultimate outcome. The plaintiffs in the class action lawsuits seek substantial damages. The legal and other costs associated with the defense of all of these actions, the amount of time required to be spent by management and the Board of Directors on these matters and the ultimate outcome of the litigation may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry

Government regulations and taxation could increase our costs, limit our growth, and adversely affect our operations and financial results.

The licensing, operation and provision of wireless telecommunications systems and services are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. These regulatory authorities have established certain taxes and fees on the providers of wireless services. Although we remit all applicable federal and state regulatory fees, we currently do not recover these regulatory fees or our compliance costs directly from most of our customers. We may decide to pass these costs to all of our customers in the future, however, which may negatively affect our ability to attract and retain customers. Federal, state, and local taxation of our services also significantly increases our cost of doing business and affects our profitability.

The FCC and many states have established universal service fund (USF) programs to ensure that affordable, quality telecommunications services are available to all U.S. residents. Under the FCC’s current regulations, carriers, including us, must contribute to the federal USF program a variable percentage of interstate end-user telecommunications revenues. The FCC, however, has indicated that it may transition to a connections-based or numbers-based approach for USF contributions in the near future. Under such a system, carriers would contribute a per-customer flat fee for each connection or number that the carrier serves. While no final decision has been made by the FCC on transitioning to a connections-based or numbers-based USF contribution methodology, any such transition may require us to increase our rates, adversely affecting our profitability and hindering our ability to attract and retain customers. Generally, any connections-based or numbers-based regime that imposes a flat rate for all wireless users, without adjustment for or exception of lower usage customers, would be regressive and may adversely affect our customers, who on average have lower usage levels and lower incomes than those of postpaid services.

The FCC also has adopted rules requiring wireless providers to implement enhanced 911 (E-911) calling capabilities in two phases, the second of which requires carriers to provide automatic customer location information with a specified accuracy. Many state and local governments have imposed flat per-customer fees on wireless providers to support local implementation of this service. Although we remit all applicable E-911 fees, we do not currently recoup E-911 fees directly from most of our customers. Any increase in these fees may affect our operations and require us to raise our service rates, which may affect our ability to attract and retain customers. In the future, we also may seek to recover these fees from all of our customers, which may affect our ability to attract and retain customers. Moreover, any connections-based or numbers-based regime that imposes a flat rate for all wireless users, without adjustment for or exception of lower usage customers, would adversely affect our customers, who on average have lower usage levels and lower incomes than those of postpaid services.

While Section 332 of the Communications Act of 1934, as amended, generally preempts state and local regulation of wireless services, states have begun to regulate the practices of wireless providers by applying traditional consumer protection requirements to wireless services. The trend toward increasing the amount and applicability of these requirements greatly affects our ability to offer nationwide services. If a significant number of states were to extend consumer protection requirements to wireless services, it would alter significantly our business practices and impose additional costs on us. If we fail to comply with any of these government regulations, we may be subject to monetary sanctions, which could have a material adverse effect on our business.

Circumvention of security systems on our handsets may adversely affect our operational performance and financial results.

Software installed on handsets sold by many wireless providers, including us, prevents a customer from using a handset sold by one wireless provider on another wireless provider’s system. A recently issued federal regulation provides that circumvention of such software, when circumvention is accomplished for the sole purpose of lawfully connecting to a wireless telephone communication network, is exempt from the Digital Millennium Copyright Act’s prohibition against circumvention of technological measures that control access to copyrighted works. 37 C.F.R. § 201 (2006).

Like most wireless providers, we subsidize handsets with the expectation that the customer will use the handset on our wireless service and generate sufficient revenue to defray our upfront subsidy. Since we do not impose annual service contracts or early termination penalties, customers may terminate service with us at any time and transition to a new provider. Our financial results could be adversely affected if a significant number of our customers were encouraged by the regulation described above to transition to a new wireless communications provider before we were able to recoup our upfront handset subsidy.

In addition, while this regulation does not prevent us from relying on other legal theories, it has eliminated one claim that otherwise might have been brought against bulk purchasers of our handsets and may impair our ability to deter future bulk purchase and trading activities.

Concern about alleged health risks relating to radio frequency emissions from wireless handsets may harm our prospects.

There have been suggestions that radio frequency emissions from wireless handsets may be linked to health concerns, including increased incidences of cancer. Although medical reviews have concluded that evidence does not support a finding of adverse health effects as a result of wireless handset use, some studies have suggested that radio frequency emissions may cause certain adverse biological effects. Research on these and other health concerns is ongoing and may demonstrate a link between radio frequency emissions and health concerns.

We and other wireless communications providers may be subject to litigation relating to these and other health concerns, including claims that handsets interfere with various electronic medical devices, such as hearing aids and pacemakers. Concerns over radio frequency emissions may also discourage the use of wireless handsets, which could have a material adverse effect on our business.

We and others in our industry are subject to allegations of intellectual property infringement which, if resolved against us, could reduce our revenues, cause us to lose customers or increase our costs.

Wireless communications providers have been the subject of third-party allegations of intellectual property rights infringement and we cannot be certain that our products do not and will not infringe the intellectual property rights of others. In some instances, these third-party allegations have progressed to lawsuits alleging infringement of patent and other rights. We have been and may again be a target of lawsuits alleging that our service offerings infringe third parties’ intellectual property rights. Any such allegations, whether or not meritorious, could result in costly litigation and divert the efforts of our legal staff and other personnel. While we will seek appropriate assurances and indemnification from vendors, if it is ultimately determined that a third-party has enforceable intellectual property rights with respect to our services, it may adversely affect our results of operations or prevent us from offering our services. If we are found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or pay damages and cease making or selling certain products. In addition, we may need to redesign some of our service offerings to avoid future infringement liability.

Risks Related to Our Organizational Structure

Our only material assets are the units of our Operating Partnership, and we are accordingly dependent upon distributions from the Operating Partnership to pay our expenses, taxes and dividends (if and when declared by our board of directors).

Virgin Mobile USA, Inc. is a holding company and has no material assets other than its direct and indirect ownership of partnership units in the Operating Partnership. Virgin Mobile USA, Inc. has no independent means of generating revenue. To the extent that Virgin Mobile USA, Inc. needs funds, and the Operating Partnership is restricted from making such distributions under applicable law or regulation or under any present or future debt covenants, or is otherwise unable to provide such funds, it will materially adversely affect our business, liquidity, financial condition and results of operation.

Our corporate structure may result in conflicts of interest between our stockholders and the holders of our operating partnership units.

Our corporate structure is similar to that of an umbrella partnership real estate investment trust, or UPREIT, which means that we hold our assets and conduct substantially all of our operations through an operating limited partnership, and may in the future issue limited partnership units to third parties. Persons holding operating partnership units have the right to vote on certain amendments to the partnership agreement of the Operating Partnership, as well as on certain other matters. Persons holding these voting rights may exercise them in a manner that conflicts with the interests of our stockholders. Circumstances may arise in the future when the interests of limited partners in our Operating Partnership conflict with the interests of our stockholders. As we control the general partner of the Operating Partnership, we have fiduciary duties to the limited partners of the Operating Partnership that may conflict with fiduciary duties our officers and directors owe to our stockholders. These conflicts may result in decisions that are not in the best interests of stockholders.

In addition, our amended and restated certificate of incorporation provides that neither Sprint Nextel nor the Virgin Group nor their respective affiliates has any duty to refrain from (1) engaging, directly or indirectly, in a corporate opportunity in the same or similar lines of business in which we now engage or propose to engage; or (2) doing business with any of our clients, customers or vendors. In the event that either of Sprint Nextel or the Virgin Group acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for itself or its affiliates and for us or our affiliates, then neither Sprint Nextel nor the Virgin Group has any duty to communicate or offer such transaction or business opportunity to us and may take any such opportunity for themselves or offer it to another person or entity. Neither Sprint Nextel nor the Virgin Group nor any officer, director or employee thereof, shall be liable to us or to any of our stockholders (or any affiliates thereof) for breach of any fiduciary or other duty by engaging in any such activity, and we waive and renounce any claim based on such activity. This provision applies even if the business opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. Our amended and restated certificate of incorporation provides that any amendment or repeal of the provisions related to corporate opportunities described above requires the affirmative vote of 80% of the holders of the then-outstanding shares of our common stock.

We are required to pay Sprint Nextel for the tax benefits relating to any additional tax depreciation or amortization deductions we may claim as a result of the tax basis step-up we received in connection with our purchase from Sprint Nextel of units in the Operating Partnership concurrently with our initial public offering and subsequent exchanges by Sprint Nextel of its units in the Operating Partnership for shares of our common stock and related transactions with Sprint Nextel.

The amounts of the tax benefits we expect to receive and the amounts we will be required to pay may vary. Concurrently with our initial public offering, Sprint Nextel sold a portion of its interest in Virgin Mobile USA, LLC to us in consideration of approximately $136.0 million (which was paid from the net proceeds to us from the offering). In addition, from time to time, Sprint Nextel may exchange its partnership units in the Operating Partnership for shares of our Class A common stock. Such exchanges may result in increases in the tax bases of the assets of the Operating Partnership that would be allocated to Virgin Mobile USA, Inc. Any increase in tax basis that is attributable to an amortizable asset may reduce the amount of tax that we would otherwise be required to pay in the future. The amount of the benefit realized by us will vary depending on the amount, character and timing of our taxable income and there can be no assurances that any such benefit will be utilizable in whole or in part.

Concurrently with our initial public offering, we entered into a tax receivable agreement with Sprint Nextel that provided for the payment by us to Sprint Nextel of the amount of the actual cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis. For purposes of the tax receivable agreement, cash savings in income tax generally will be computed by comparing our income tax liability (assuming no contribution of net operating losses by the Virgin Group) to the amount of such taxes that we would have been required to pay if (1) there had been no increase to the tax basis of the assets of the Operating Partnership as a result of the initial sale and future exchanges, (2) we had not entered into the tax receivable agreement and (3) the Virgin Group had not contributed any net operating losses. This amount will be adjusted under the terms of the tax receivable agreement to the extent that the aggregate hypothetical value of benefits contributed by both the Virgin Group and Sprint Nextel exceeds our actual cash tax savings from such benefits. The term of the tax receivable agreement commenced upon consummation of our initial public offering and will continue until all such tax benefits have been utilized or expired, including the tax benefits derived from future exchanges.

It is expected that payments to Sprint Nextel will be substantial. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the timing of the exchanges, the amount and timing of taxable income we generate in the future, our use of net operating loss carryovers, the portion of our payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of our assets resulting in payments to Sprint Nextel, we expect that the payments that may be made to Sprint Nextel will be substantial. Assuming no material changes in the relevant tax law and that we earn significant taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that future payments to Sprint Nextel, in respect of the initial purchase of interests of Virgin Mobile USA, LLC concurrently with our initial public offering, to aggregate approximately $120.7 million. Future payments to Sprint Nextel in respect of subsequent exchanges would be in addition to this amount and are expected to be substantial. In addition, we will depend on distributions from the Operating Partnership to fund our payment obligations under the tax receivable agreement. Under the terms of the limited partnership agreement of the Operating Partnership, all distributions to fund such obligations are made to the partners pro rata in accordance with their respective percentage ownership interests in the Operating Partnership. Accordingly, every time we cause the Operating Partnership to make a distribution to us in order to fund our payment obligations to Sprint Nextel under the tax receivable agreement, the Operating Partnership will be required to make a corresponding distribution to Sprint Nextel. The payments under the tax receivable agreement are not conditioned upon Sprint Nextel’s continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

In addition, although we are not aware of any issue that would cause the Internal Revenue Service, or IRS, to challenge the tax basis increases or other benefits arising under the tax receivable agreement, Sprint Nextel will not reimburse us for any payments previously made if such basis increases or other benefits are subsequently disallowed, although the amount of any tax savings subsequently disallowed will reduce any future payment otherwise owed to Sprint Nextel. As a result, in such circumstances we could make payments to Sprint Nextel under the tax receivable agreement in excess of our actual cash tax savings.

The timing of our payments to Sprint Nextel could be accelerated in certain circumstances and could exceed our actual cash savings. If we undergo a change in control and do not elect to terminate the tax receivable agreement as discussed below, cash savings in income tax will be computed as described above, but with the additional assumption that we have sufficient income in each subsequent year to claim all of the tax benefits attributable to the increase to the tax basis of the assets of the Operating Partnership and to utilize any loss carryovers attributable to such increase in basis. If we or our direct or indirect subsidiary transfers any asset to a corporation with which we do not file a consolidated tax return, we will be treated as having sold that asset in a taxable transaction for purposes of determining the cash savings in income tax under the tax receivable agreement. In addition, prior to agreeing to engage in any business combination, sale or purchase of assets, or reorganization outside the ordinary course of its business which would not constitute a change of control for purposes of the tax receivable agreement and which could adversely affect the expected value of the benefits payable to Sprint Nextel under the tax receivable agreement, we will be required to obtain the consent of Sprint Nextel, which consent may be conditioned upon our agreement to make a make-whole payment to Sprint Nextel to compensate Sprint Nextel for such reduction in benefits. Although not assured, we expect that the consideration that we will remit to Sprint Nextel will not exceed the tax liability that we otherwise would have been required to pay absent the contribution by Sprint Nextel of tax attributes as a result of the reorganization transactions and subsequent exchanges. However, such payments could be substantial and could exceed our actual cash tax savings under the tax receivable agreement.

The tax receivable agreement provides that in the event that we breach any of our material obligations under the tax receivable agreement, whether as a result of our failure to make any payment when due (subject to a specified cure period), failure to honor any other material obligation under the tax receivable agreement or by operation of law as a result of the rejection of the tax receivable agreement in a case commenced under the Bankruptcy Code or otherwise, then all our payment and other obligations under the tax receivable agreement will be accelerated and will become due and payable. Such payments could be substantial and could exceed our actual cash tax savings under the tax receivable agreement. Additionally, we have the right to terminate the tax receivable agreement with respect to previous exchanges (or, in certain circumstances, including if we undergo a change of control, with respect to all previous and future exchanges). If we terminate the tax receivable agreement, our payment and other obligations under the tax receivable agreement will be accelerated and will become due and payable. Although not assured, we expect that the consideration that we will remit to Sprint Nextel will not exceed the tax liability that we otherwise would have been required to pay absent the contribution by Sprint Nextel of tax attributes as a result of the reorganization transactions and subsequent exchanges. However, such payments could be substantial and could exceed our actual cash tax savings under the tax receivable agreement.

We are required to pay the Virgin Group for the tax benefits relating to certain tax attributes contributed by the Virgin Group to us in connection with the reorganization transactions we undertook concurrently with our initial public offering.

The amounts of the tax benefits we expect to receive and the amounts we will be required to pay may vary. In connection with the reorganization transactions we undertook concurrently with our initial public offering, the Virgin Group contributed to Virgin Mobile USA, Inc. its interest in Bluebottle USA Investments L.P., which resulted in us receiving approximately $309.7 million of net operating losses accumulated by Investments. If utilized by us, these net operating losses will reduce the amount of tax that we would otherwise be required to pay in the future. The amount of benefit realized by us may vary depending on the amount, character and timing of our taxable income and there can be no assurances that any such benefit will be utilizable in whole or in part. In addition, section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating losses to reduce its tax liability. We believe an ownership change of Investments occurred as a result of our offering that imposed a limitation on the use of such net operating losses under section 382.

Concurrently with our initial public offering, we entered into a tax receivable agreement with the Virgin Group that provided for the payment by us to the Virgin Group of the amount of the actual cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the use of these net operating losses. For purposes of the tax receivable agreement, cash savings in income tax generally will be computed by comparing our income tax liability (assuming no step-up in the basis of the assets attributable to exchanges by Sprint Nextel) to the amount of such taxes that we would have been required to pay had such net operating losses not been available to us and assuming no step-up in the basis of the assets attributable to exchanges by Sprint Nextel. This amount will be adjusted under the terms of the tax receivable agreement to the extent that the aggregate hypothetical value of benefits contributed by both the Virgin Group and Sprint Nextel exceed our actual cash tax savings from such benefits. The term of the tax receivable agreement commenced upon consummation of our initial public offering and will continue until all such tax benefits have been utilized or expired.

It is expected that payments made to the Virgin Group will be substantial. While payments made under the tax receivable agreement will depend upon a number of factors, the amount and timing of taxable income we generate in the future, our use of additional amortization deductions attributable to our acquisition of units in the Operating Partnership from Sprint Nextel and the portion of our payments under the tax receivable agreement constituting imputed interest, we expect that the payments that may be made to the Virgin Group will be substantial. Assuming no material changes in the relevant tax law and that we earn significant taxable income to realize the full tax benefit of the net operating losses contributed by the Virgin Group, we expect future payments to the Virgin Group to aggregate $123.9 million. In addition, we depend on distributions from the Operating Partnership to fund our cash payment obligations, if any, under the tax receivable agreement. Under the terms of the limited partnership agreement of the Operating Partnership, all distributions to fund such obligations are made to the partners pro rata in accordance with their respective percentage ownership interests in the Operating Partnership. Accordingly, every time we cause the Operating Partnership to make a distribution to us in order to fund our cash payment obligations to the Virgin Group under the tax receivable agreement, the Operating Partnership will be required to make a corresponding distribution to Sprint Nextel as long as it remains a limited partner. The payments under the tax receivable agreement are not conditioned upon the Virgin Group’s or its affiliates’ continued ownership of us.

In addition, although we are not aware of any issue that would cause the IRS to challenge any benefits arising under the tax receivable agreement, the Virgin Group will not reimburse us for any payments previously made if such benefits were subsequently disallowed, although the amount of any tax savings subsequently disallowed will reduce any future payment otherwise owed to the Virgin Group. As a result, in such circumstances we could make payments to the Virgin Group under the tax receivable agreement in excess of our actual cash tax savings.

The timing of our payments to the Virgin Group could be accelerated in certain circumstances and our payments could exceed our actual cash savings. If we undergo a change in control and do not elect to terminate the tax receivable agreement as discussed below, cash savings in income tax will be computed as described above, but with the additional assumption that we have sufficient income in each subsequent year to utilize all of the remaining net operating losses, subject to any applicable limitations on the use of such net operating losses. If we or our direct or indirect subsidiary transfers any asset to a corporation with which we do not file a consolidated tax return, we will be treated as having sold that asset in a taxable transaction for purposes of determining the cash savings in income tax under the tax receivable agreement. In addition, prior to agreeing to engage in any business combination, sale or purchase of assets, or reorganization outside the ordinary course of its business which would not constitute a change of control for purposes of the tax receivable agreement and which could adversely affect the expected value of the benefits payable to the Virgin Group under the tax receivable agreement, we will be required to obtain the consent of the Virgin Group, which consent may be conditioned upon our agreement to make a make-whole payment to the Virgin Group to compensate the Virgin Group for such reduction in benefits. Although not assured, we expect that the consideration that we will remit to the Virgin Group will not exceed the tax liability that we otherwise would have been required to pay absent the contribution by the Virgin Group of tax attributes as a result of the reorganization transactions and subsequent exchanges. However, such payments could be substantial and could exceed our actual cash tax savings under the tax receivable agreement.

The tax receivable agreement provides that in the event that we breach any of our material obligations under the tax receivable agreement, whether as a result of our failure to make any payment when due (subject to a specified cure period), failure to honor any other material obligation under the tax receivable agreement or by operation of law as a result of the rejection of the tax receivable agreement in a case commenced under the Bankruptcy Code or otherwise, then all our payment and other obligations under the tax receivable agreement will be accelerated and will become due and payable. Such payments could be substantial and could exceed our actual cash tax savings under the tax receivable agreement. Additionally, we have the right to terminate the tax receivable agreement, in which case our payment and other obligations under the tax receivable agreement will be accelerated and will become due and payable. Although not assured, we expect that the consideration that we will remit to the Virgin Group will not exceed the tax liability that we otherwise would have been required to pay absent the contribution by the Virgin Group of tax attributes as a result of the reorganization transactions and subsequent exchanges. However, such payments could be substantial and could exceed our actual cash tax savings under the tax receivable agreement.

Because Sprint Nextel and the Virgin Group together control us, the influence of our public stockholders over significant corporate actions will be limited, and conflicts of interest between Sprint Nextel and the Virgin Group and us or other investors could arise in the future.

As of December 31, 2007, Sprint Nextel and the Virgin Group beneficially owned interests together representing approximately 53.5% of our voting power. As a result, Sprint Nextel and the Virgin Group may together exercise control or significant influence over our decisions to enter into any material corporate transaction and will likely have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not our other stockholders or debtholders believe that any such transactions are in our own best interests. In addition, Sprint Nextel and the Virgin Group have rights with respect to certain actions involving our company. For example, Sprint Nextel and the Virgin Group could cause us to make, or prevent us from making, acquisitions that increase our indebtedness or sell revenue-generating assets. We compete with several of Sprint Nextel’s products, including its postpaid products and its prepaid Boost product. In addition, Sprint Nextel and the Virgin Group may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Sprint Nextel and the Virgin Group also may pursue acquisition or licensing opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Sprint Nextel and the Virgin Group continue to own a significant amount of our equity, even if such amount represents less than 50% of our voting power, or the rights under the stockholders’ agreement continue, they will continue to be able to influence significantly or effectively control our decisions.

Anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Provisions contained in our amended and restated certificate of incorporation and by-laws may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations, placing limitations, with the exceptions of Sprint Nextel and the Virgin Group, on convening stockholder meetings and not permitting written consents of stockholders. In addition, we are subject to provisions of the Delaware General Corporation Law that restrict certain business combinations with interested stockholders other than the Virgin Group and Sprint Nextel. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

We are deemed a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, are exempt from certain corporate governance requirements.

So long as Sprint Nextel and the Virgin Group together own a majority of our shares, we will be a “controlled company” within the meaning of corporate governance standards of NYSE. Under those standards, a company of which more than 50% of the voting power is held by another company or group is a “controlled company” and need not comply with certain requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that there be a nominating and corporate governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) the requirement that there be a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (4) the requirement of an annual performance evaluation of the nominating/corporate governance and compensation committees. We intend to utilize each of these exemptions as long as we are eligible to do so. As a result, we do not have a majority of independent directors on our board of directors, do not have a nominating and corporate governance committee and our compensation committee does not consist entirely of independent directors. If we are no longer eligible to rely on the controlled company exception, we intend to comply with all applicable corporate governance requirements, but we will be able to rely on phase-in periods for certain of these requirements in accordance with NYSE rules. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all NYSE corporate governance requirements.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

We maintain our corporate headquarters in a leased space in Warren, New Jersey. We lease additional space in Walnut Creek, California, where the majority of our information technology personnel are based, and in New York City. All of our properties are leased. We believe that our facilities are suitable for their purposes and that additional facilities can be secured for our anticipated needs.

Item 3.	Legal Proceedings.

We are subject to legal proceedings and claims arising in the normal course of business. We assess potential liability by analyzing litigation and regulatory matters using available information. We develop views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. At this time it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from an adverse judgment or a settlement of these matters. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Patent Litigation

Antor Media Corp. v. Nokia, Inc., et al. On May 16, 2005, we were named as one of twelve defendants sued in the United States District Court for the Eastern District of Texas for alleged infringement of U.S. Patent No. 5,734,961, which pertains to a system for transmitting information from a central server to a customer over a network. The plaintiff has requested monetary damages of an amount equal to no less than a reasonable royalty, enhanced damages, attorney fees and a permanent injunction. Nine defendants have settled. We filed an answer denying infringement and all other claims and have asserted patent invalidity and inequitable conduct as defenses. We have filed counterclaims seeking declaratory judgments of patent invalidity, unenforceability, and non-infringement. We sought indemnification from Kyocera, Nokia, UTStarcom, Moderati and Infospace. Kyocera has agreed to indemnify us for certain legal fees and retained a law firm to lead the defense. The Court has stayed the action pending an ongoing reexamination of the relevant patent in the United States Patent and Trademark Office.

Visual Interactive Phone Concepts, Inc. v. Virgin Mobile USA, LLC. We are defending ourselves in a patent infringement action brought in May 2005 by Visual Interactive Phone Concepts, Inc. (“VIPC”) in the United States District Court for the District of New Jersey. The plaintiff asserts that we have infringed two patents involving the transmission of information among “videophones,” a central data center/mailbox facility, and vendors. The plaintiff has requested monetary damages of an amount equal to no less than a reasonable royalty, trebled for willful infringement, attorney fees and a permanent injunction. We filed an answer denying infringement and all other claims and have asserted patent invalidity and inequitable conduct as defenses. We have filed counterclaims seeking a declaratory judgment of patent invalidity, unenforceability and non-infringement. On February 22, 2008, following the completion of related state court litigation between VIPC and a third-party, we filed a motion for summary judgment regarding all claims based on judicial estoppel and VIPC’s lack of standing to sue for infringement of the patents.

Barry W. Thomas v. Alltel Communications, Inc. et al. In December 2005, Barry W. Thomas sued us and five other defendants in the United States District Court for the Western District of North Carolina. He alleges that we have infringed upon U.S. Patent No. 4,777,354, which relates to a system for controlling the provision of services—including telephone services—to a customer where a central computer controls the activation/deactivation of services based on account information read from a magnetic strip-type card. He has requested monetary damages of no less than a reasonable royalty, trebled for willful infringement, attorney fees and a permanent injunction. We filed an answer, denying infringement and all other claims and have asserted patent invalidity and inequitable conduct as defenses. We have filed counterclaims seeking a declaratory judgment of patent invalidity, unenforceability and non-infringement. We sought indemnification from Kyocera, Nokia, and UTStarcom. Kyocera has agreed to indemnify us for certain legal fees and has retained a law firm to lead the defense. The Court has stayed the action.

Minerva Indus., Inc. v. Motorola, Inc. et al. On June 6, 2007, the plaintiff filed this action against Virgin Mobile USA, LLC and 42 other defendants in the United States District Court for the Eastern District of Texas for alleged infringement of U.S. Patent No. 6,681,120, which relates to a mobile entertainment and communication device. The plaintiff requests monetary damages of an amount equal to no less than a reasonable royalty, trebled for willful infringement, attorney fees and a permanent injunction. We sought indemnification from Kyocera, Nokia, and UTStarcom. Kyocera and Nokia have agreed to indemnify us for certain legal fees. The defendants entered into a joint defense agreement and filed a joint answer to Minerva’s complaint on January 7, 2008. A new patent was issued to Minerva on the same day. Minerva filed a new action alleging infringement of the new patent.

Electronic Data Systems Corp. v. Online Wireless, Inc. et al. On February 4, 2008, Electronic Data Systems filed suit against the Company and five other providers of prepaid wireless services. The lawsuit alleges that the defendants have infringed on two EDS patents, each of which sets forth a system and method that allows a consumer to use a personal computer or ATM machine to purchase prepaid telephone services electronically using funds debited from a designated financial account. EDS seeks an injunction, damages, and costs. We are investigating the allegations made by EDS and will vigorously defend the lawsuit.

Intellect Wireless, Inc. v. T-Mobile USA, Inc., et al. On February 28, 2008, Intellect Wireless, Inc. filed a complaint against the Company in the United States District Court for the Northern District of Illinois for alleged infringement, contributory infringement, or induced infringement of United States Patent Nos. 7,257,210, 7,305,076, and 7,266,186. The plaintiff alleges that the Company directly or indirectly infringed the patents by offering wireless plans, packages, and services that include Caller ID, picture messaging, and Multimedia Messaging Services, which it asserts are covered under the subject patents. The plaintiff requests damages equal to no less than a reasonable royalty, attorneys fees, and a permanent injunction.

Trade Secret Litigation

BrandPort, Inc. v. Virgin Mobile USA, LLC. In June 2006, BrandPort, Inc. sued us in the Chancery Division of New Jersey Superior Court, Somerset County. BrandPort alleges that, in developing our Sugar Mama program, we misappropriated trade secrets and confidential information and breached a nondisclosure agreement. BrandPort seeks compensatory damages for our alleged use of its trade secrets and confidential information. BrandPort may also seek a reasonable royalty rate. BrandPort lost motions for both a temporary restraining order and a preliminary injunction in 2006. Following discovery, we filed a motion for summary judgment on January 16, 2008.

Class Action Litigation

Belloni et al v. Verizon Communications et al. We are one of twelve telecommunications carriers named as defendants in a class action lawsuit brought on behalf of a purported class of long distance telephone customers. The amended class action complaint, filed in October 2006 in the United States District Court for the Southern District of New York, alleges that the defendants unlawfully collected and remitted money to the IRS in the guise of an excise tax that the plaintiffs assert was inapplicable to the services provided. On January 16, 2007, the Judicial Panel on Multidistrict Litigation conditionally transferred the action to the United States District

Court for the District of Columbia for coordinated or consolidated pretrial proceedings with related actions. Plaintiffs seek compensatory, statutory and punitive damages in an amount not specified. Plaintiffs generally claim that defendants are liable for the full amount collected from customers and remitted to the government, and damages flowing from the alleged failure to file with the FCC and communicate to the public the non-applicability of the Communications Excise Tax. Plaintiffs also seek attorney fees and costs.

Ballas v. Virgin Mobile USA, LLC, Virgin Mobile USA, Inc. and Virgin Media, Inc. We have been named as a defendant in a putative class action lawsuit commenced on May 21, 2007 in the Supreme Court of the State of New York, Nassau County, brought on behalf of a purported class of individuals who purchased Virgin Mobile-brand handsets within the State of New York. The complaint names three defendants, the Company, Virgin Mobile USA, LLC, and Virgin Media, Inc. (which was subsequently dismissed voluntarily from the lawsuit). The complaint alleges that defendants failed to disclose, on both their websites and on the retail packaging of Virgin Mobile-brand handsets, the replenishment or “Top-Up” requirements (the periodic minimum payments required to keep an account active) and the consequences of failing to adhere to them, and further alleges that the retail packaging implies that no such requirements exist. The plaintiff asserts two causes of action, one for breach of contract and one for deceptive acts and practices and misleading advertising under New York General Business Law §§ 349 and 350. The plaintiff requests preliminary and permanent injunctive relief and compensatory and punitive damages in an unspecified amount. The court granted our motion to dismiss for failure to state a cause of action. On January 7, 2008, Ballas filed a notice of appeal.

Securities Litigation

In November and December 2007, plaintiffs filed three separate class-action federal lawsuits in New York and one class-action federal lawsuit in New Jersey against us, certain of our officers and directors and other defendants. Each of the suits alleges that the prospectus and registration statement filed pursuant to our initial public offering contained materially false and misleading statements in violation of the Securities Act of 1933, and additionally alleges that at the time of the IPO we were aware, but did not disclose, that results for the third quarter of 2007 indicated widening losses and slowing subscriber growth trends. On January 7, 2008, we filed a motion to consolidate all cases in the United States District Court for the Southern District of New York for pre-trial purposes. On January 11, 2008, we filed motions to stay the New Jersey and New York cases pending resolution of the transfer and consolidation motion. On January 22, 2008, two of the plaintiffs filed competing motions in both courts to be appointed lead plaintiff. In January and February 2008, plaintiffs in two of the New York cases voluntarily dismissed their cases without prejudice. The hearing on the motion to transfer and consolidate the actions is scheduled for March 27, 2008. If the lawsuits are consolidated, plaintiffs will file a consolidated amended complaint.

Bulk Purchasing and Trading Litigation

We acquire new customers in part by offering handsets for sale at significantly subsidized prices resulting in a loss to us on handset sales. In recent years, several third parties have been purchasing our less expensive handsets in bulk, reprogrammed them, and sold them in bulk for use on other wireless communications providers’ networks. As a result of such schemes, we do not realize wireless services revenue in connection with such handsets. In addition, bulk purchases deplete retail stores inventory available for sale to legitimate customers. For the year ended December 31, 2007, we estimate that approximately 76,000 of our handsets were bought and resold in bulk, which resulted in a loss of approximately $5.2 million. For the year ended December 31, 2006, we estimate that approximately 322,000 of our handsets were bought and resold in bulk, which resulted in a loss of approximately $30.4 million. Losses stemming from bulk buying in these periods consisted primarily of lost subsidies and promotional expenses. We believe that such schemes constitute breaches of the contractual terms of purchase of our handsets. These terms prohibit both export and handset software tampering and limit service to use of the services we offer. In addition, we believe that many activities of bulk handset traders infringe on our trademark rights and constitute illegal interference with our business, civil conspiracy, unjust enrichment and unfair competition. Accordingly, we have aggressively pursued claims against those engaged in the bulk purchase, trade or export of our handsets. We have filed multiple lawsuits, a majority of which have settled favorably to us through the entry of stipulated permanent injunctions requiring defendants to cease selling Virgin Mobile-branded phones. While these and other efforts appear to have curtailed much of the bulk trading in our phones, we cannot predict whether such efforts will be effective or whether such litigation will result in outcomes favorable to us. See “Risk Factors—Risks Related to Our Business—Bulk handset purchase and trading schemes may curtail our ability to offer handsets at subsidized retail prices and thus limit our ability to acquire new customers or result in significant other costs.”

Item 4.	Submission of Matters to a Vote of Security Holders.

On October 10, 2007, the sole holder of shares of our capital stock representing all of our then-outstanding voting power by written consent without a meeting (1) authorized, adopted and approved the Virgin Mobile USA, Inc. 2007 Omnibus Incentive Compensation Plan (the “Omnibus Plan”), (2) authorized the reservation of 7,726,384 shares of Class A common stock for issuance under the Omnibus Plan, (3) approved and adopted various documents relating to the Company’s initial public offering and the related reorganization transactions, and (4) approved certain actions relating to the foregoing matters.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our Class A Common Stock are traded on the New York Stock Exchange under the listing symbol “VM.” Trading of our Class A common shares commenced in October 2007 in connection with our initial public offering. Prior to that, there was no public market for our common stock. All of the shares of Class B common stock and Class C common stock are held by Sprint Nextel and the Virgin Group, respectively, and there is currently no public market for these shares.

As of December 31, 2007, we had 53,136,840 shares of Class A common stock, par value $0.01 per share, outstanding held by approximately 3,400 beneficial owners.

The following table provides, for the period indicated, the range of high and low closing prices of our Class A common stock, as reported on the New York Stock Exchange:

	Year Ended December 31, 2007
Quarter	High	Low
Quarter ended December 31, 2007 (from October 10, 2007)	$15.69	$6.45

We have never declared or paid a cash dividend on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition and results of operations, contractual restrictions, business prospects and other factors that our board of directors considers relevant. Our ability to pay dividends is also restricted by the terms of our credit agreements.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to shares of our Class A common stock issuable under our equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,955,963	(1)	$14.07	2,111,846
Equity compensation plans not approved by security holders	—		—	—

Total	4,955,963		$14.07	2,111,846

(1)	Consists of outstanding options to purchase shares; excludes RSUs, restricted stock, exercised options and SARs.

Recent Sales of Unregistered Securities

On April 11, 2007, we issued one share of our common stock, par value $0.01 per share, to an officer of the Company for $1.00. The issuance of such share of common stock was not registered under the Securities Act because the share was offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act.

In connection with the closing of our initial public offering and the related reorganization transactions, such share was returned to the Company and cancelled.

Use of Proceeds from Initial Public Offering

We completed our initial public offering of our Class A common stock in October, 2007. The net proceeds to us, after deducting underwriting discounts and offering expenses, our proceeds from the offering were approximately $352.7 million. We did not receive any of the proceeds from the sale of shares by our selling stockholders. We used the net proceeds from the offering was as follows:

•

We used approximately $136.0 million of the net proceeds to us to pay Sprint Nextel for limited liability company interests representing approximately 14.8% of Virgin Mobile USA, LLC, our principal operating entity.

•	We contributed the remaining net proceeds to Bluebottle USA Investments L.P., which in turn contributed such proceeds and interests to Bluebottle USA Holdings L.P.

•	Bluebottle Holdings used such proceeds to purchase from Virgin Mobile USA, L.P. additional partnership units representing approximately 24.3% of Virgin Mobile USA, L.P.

•

Virgin Mobile USA, L.P. used its sale proceeds (1) to repay a $150 million portion of the term loan outstanding under a senior secured credit facility, (2) to repay approximately $45 million of indebtedness owed to Sprint Nextel under the terms of our subordinated secured revolving credit facility and (3) for general corporate and other purposes.

Item 6.	Selected Financial Data.

The following table sets forth our selected historical financial and other data as of the dates and for the periods indicated. Virgin Mobile USA, Inc. is a recently formed holding company for the purposes of the initial public offering, or IPO, which occurred on October 16, 2007. We accounted for our reorganization transactions, for all periods presented, using a carryover basis, similar to a pooling-of-interest as the reorganization transactions were premised on a non-substantive exchange in order to facilitate the IPO. This is consistent with Financial Accounting Standards Board Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations, including Costs of Closing Duplicate Facilities of an Acquirer; Stock Transactions between Companies under Common Control; Down-Stream Mergers, Identical Common Shares for a Pooling of Interests; and Pooling of Interests by Mutual and Cooperative Enterprises. Under this method of accounting, we treat the companies as if they had always been combined for accounting and financial reporting purposes and, therefore, the consolidated financial statements for the years ended December 31, 2006, 2005, 2004, and 2003 and as of December 31, 2006, 2005, 2004, and 2003 are presented on the same basis as that for the year ended and as of December 31, 2007. The financial information for the years ended December 31, 2007, 2006 and 2005 and as of December 31, 2007 and 2006 has been derived from the company’s audited consolidated financial statements included elsewhere in this report. The financial information for the years ended December 31, 2004 and 2003 and as of December 31, 2005, 2004 and 2003 has been derived from the our accounting records.

We use several financial performance metrics, presented below under “Other Data (unaudited)” in other data, including Adjusted EBITDA, Average Revenue Per User, or ARPU, Cash Cost Per User, or CCPU, Cost Per Gross Addition, or CPGA, Adjusted EBITDA margin and Free cash flow which are not calculated in accordance with Generally Accepted Accounting Principles, or GAAP. A non-GAAP financial metric is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of operations or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe that the non-GAAP financial metrics that we use are helpful in understanding our operating performance from period to period, and although not every company in the wireless communication industry defines these metrics in precisely the same way, we believe that these metrics as we use them facilitate comparisons with other wireless communication companies. These metrics should not be considered substitutes for any performance metric determined in accordance with GAAP.

The selected historical financial and other data presented below is not indicative of our results for any future periods. You should read the information in the table below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical audited financial statements and the accompanying notes included elsewhere in this report.

Virgin Mobile USA, Inc.

Selected Historical Consolidated Financial and Other Data

(in thousands, except per share data and Other data unless otherwise indicated)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations data:
Operating revenue:
Net service revenue	$1,227,045	$1,020,055	$883,816	$567,006	$189,457
Net equipment revenue	85,890	90,524	106,116	123,632	96,351

Total operating revenue	1,312,935	1,110,579	989,932	690,638	285,808
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	349,555	299,130	309,321	229,283	104,753
Cost of equipment	425,263	378,981	361,655	364,042	221,008
Selling, general and administrative (exclusive of depreciation and amortization)	446,708	401,964	346,723	253,419	174,638
(Gain) loss from litigation	—	(15,384)	29,981	—	—
Depreciation and amortization	33,608	28,381	19,413	12,891	8,672

Total operating expense	1,255,134	1,093,072	1,067,093	859,635	509,071

Operating income (loss)	57,801	17,507	(77,161)	(168,997)	(223,263)

Interest expense—net	53,391	52,180	25,281	7,568	4,378
Other (income) expense	(129)	2,268	6,223	(329)	(45)

Income (loss) before income taxes	4,539	(36,941)	(108,665)	(176,236)	(227,596)
Income taxes	321	—	—	—	—

Net income (loss)	$4,218	$(36,941)	$(108,665)	$(176,236)	$(227,596)

Earnings (loss) per weighted average common share—basic	$0.13	$(1.45)	$(4.49)	$(7.36)	$(9.51)
Earnings (loss) per weighted average common share—diluted	$0.08	$(1.45)	$(4.49)	$(7.36)	$(9.51)

Balance sheet data:
(at period end)
Cash and cash equivalents	$19	$8	$18,579	$33	$38
Total assets	282,039	276,947	221,232	165,394	90,781
Total debt	323,751	553,298	497,527	98,965	68,285
Stockholders’ deficit	(415,199)	(644,479)	(622,003)	(194,532)	(113,589)

Statement of cash flow data:
Net cash provided by (used in):
Operating activities	$39,649	$(38,874)	$(1,721)	$(40,528)	$(116,447)
Investing activities	(28,443)	(34,453)	(33,607)	(26,288)	(12,890)
Financing activities	(11,195)	54,756	53,874	66,812	128,911
Capital expenditure	(28,443)	(34,453)	(33,607)	(26,288)	(12,890)

Other data: (unaudited)
Gross additions (a)	3,384,460	3,013,781	2,666,194	2,328,830	1,348,617
Churn (b)	4.9%	4.8%	4.3%	3.9%	2.7%
Net additions (c)	511,796	729,313	993,625	1,422,855	1,133,960
End-of-period customers (d)	5,085,886	4,574,090	3,844,777	2,851,152	1,428,297
Adjusted EBITDA (in thousands) (e)	$99,244	$47,884	$(48,275)	$(133,567)	$(214,373)
Adjusted EBITDA margin (e)	8.1%	4.7%	(5.5)%	(23.6)%	(113.2)%
ARPU (f)	$21.02	$21.48	$22.54	$24.24	$23.05
CCPU (g)	$12.84	$13.15	$14.94	$16.85	$22.07
CPGA (h)	$111.74	$120.55	$118.62	$131.58	$164.90
Free cash flow (i)	$11,206	$(73,327)	$(35,328)	$(66,816)	$(129,337)

(a)	Gross additions represents the number of new customers that activated an account during a period, unadjusted for churn, during the same period. In measuring gross additions, we begin with account activations and exclude retailer returns, customers who have reactivated and fraudulent activations.

(b)	Churn is used to measure customer turnover on an average monthly basis. Churn is calculated as the ratio of the net number of customers that disconnect from our service during the period being measured to the weighted average number of customers during that period, divided by the number of months during the period being measured. The net number of customers that disconnect from our service is calculated as the total number of customers that disconnect less the adjustments noted under gross additions above. These adjustments are applied in order to arrive at a more meaningful measure of churn. The weighted average number of customers is the sum of the average number of customers for each day during the period being measured divided by the number of days in that period. Churn includes those pay-by-the-minute customers whom we automatically disconnect from our service when they have not replenished, or “Topped-Up,” their accounts for 150 days as well as those monthly customers whom we automatically disconnect when they have not paid their monthly recurring charge for 150 days (except for such monthly customers who replenish their account for less than the amount of their monthly recurring charge and, according to the terms of our monthly plans, may continue to use our services on a pay-by-the-minute basis), and such customers that voluntarily disconnect from our service prior to reaching 150 days since replenishing their account or paying their monthly recurring charge. We utilize 150 days in our calculation as it represents the last date upon which a customer who replenishes his or her account is still permitted to retain the same phone number. This calculation is consistent with the terms and conditions of our service offering. We believe churn is a useful metric to track changes in customer retention over time and to help evaluate how changes in our business and services offerings affect customer retention. In addition, churn is also useful for comparing our customer turnover to that of other wireless communications providers.

(c)	Net customer additions represents the number of new customers that activated our handsets during a period, adjusted for churn, during the same period.

(d)	End-of-period customers are the total number of customers at the end of the period being measured.

(e)	Adjusted EBITDA is calculated as net income (loss) plus interest expense, income tax expense, depreciation and amortization, non-cash compensation expense, equity issued to a member, debt extinguishment costs and expenses of Bluebottle USA Investments L.P. prior to the completion of the IPO. We believe Adjusted EBITDA is a useful tool in evaluating performance because it eliminates items related to taxes, non-cash charges relating to depreciation and amortization as well as items relating to both the debt and equity portions of our capital structure. Adjustments relating to interest expense, income tax expense, and depreciation and amortization are each customary adjustments in the calculation of supplemental measures of performance. We believe such adjustments are meaningful because they are indicators of our core operating results and our management uses them to evaluate our business. Specifically, our management uses them in its calculation of compensation targets, preparation of budgets and evaluations of performance. Similarly, we believe that the exclusion of non-cash compensation expense provides investors with a more meaningful indication of our performance as these non-cash charges relate to the equity portion of our capital structure and not our core operating performance. The expenses of Bluebottle USA Investments L.P. also do not relate to our core operating performance and are, therefore, excluded. These exclusions are also consistent with how we calculate the measures we use for determining certain bonus compensation targets, preparing budgets and for other internal purposes. We believe that the exclusion of equity issued to a member and debt extinguishment costs is appropriate because these charges relate to the debt and equity portions of our capital structure and are not expected to be incurred in future periods.

We find Adjusted EBITDA to be useful as a measure for understanding the performance of our operations from period to period and although not every company in the wireless communication industry defines these metrics in precisely the same way that we do, we believe that this metric, as we use it, facilitates comparisons with other wireless communication companies. We use Adjusted EBITDA in our business operations to, among other things, evaluate the performance of our business, develop budgets and measure our performance against those budgets. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our company’s overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and you should not consider this in isolation, or as a substitute for analysis of our results as reported under GAAP. The items we eliminate in calculating Adjusted EBITDA are significant to our business: (i) interest expense is a necessary element of our costs and ability to generate revenue because we incur interest expense related to any outstanding indebtedness, (ii) to the extent that we incur income tax expense it represents a necessary element of our costs and our ability to generate revenue because ongoing revenue generation is expected to result in future income tax expense, (iii) depreciation and amortization are necessary elements of our costs, (iv) non-cash compensation expense is expected to be a recurring component of our costs and we may be able to incur lower cash compensation costs to the extent that we grant non-cash compensation, (v) expense resulting from equity issued to a member represents an actual cost relating to a prior contractual obligation, (vi) expense related to debt extinguishment represents a necessary element of our costs to the extent we restructure indebtedness, and (vii) expenses associated with Bluebottle USA Investments L.P. prior to the IPO Furthermore, any measure that eliminates components of our capital structure and the carrying costs associated with the fixed assets on our balance sheet has material limitations as a performance measure. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our GAAP results. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

Adjusted EBITDA margin is used to measure our Adjusted EBITDA performance relative to our net service revenue so that we can gauge the Adjusted EBITDA performance on the increasing scale of our business. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by net service revenue.

	Year Ended December 31,
(in thousands, except Adjusted EBITDA margin)	2007	2006	2005	2004	2003
			(Unaudited)
Calculation of Adjusted EBITDA:
Net income (loss)	$4,218	$(36,941)	$(108,665)	$(176,236)	$(227,596)
Plus:
Depreciation and amortization	33,608	28,381	19,413	12,891	8,672
Interest expense	53,391	52,180	25,281	7,568	4,378
Income tax expense	321	—	—	—	—
Non-cash compensation expense	7,423	2,563	1,475	5	—
Bluebottle USA Investments L.P. expenses prior to the IPO	283	232	5,527	217	173
Equity issued to a member	—	—	7,623	21,988	—
Debt extinguishment costs	—	1,469	1,071	—	—

Adjusted EBITDA	$99,244	$47,884	$(48,275)	$(133,567)	$(214,373)

Net service revenue	$1,227,045	$1,020,055	$883,816	$567,006	$189,457
Adjusted EBITDA Margin	8.1%	4.7%	(5.5)%	(23.6)%	(113.2)%

(f)	Average revenue per user, or ARPU, is used to measure and track the average revenue generated by our customers on a monthly basis. ARPU is calculated as net service revenue for the period divided by the weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. The weighted average number of customers is the sum of the average customers for each day during the period measured divided by the number of days in that period. ARPU helps us to evaluate customer performance based on customer revenue and forecast our future service revenues.

	Year Ended December 31,
(in thousands, except number of months and ARPU)	2007	2006	2005	2004	2003
			(Unaudited)
Calculation of ARPU:
Net service revenue	$1,227,045	$1,020,055	$883,816	$567,006	$189,457
Divided by weighted average number of customers	4,864	3,957	3,268	1,949	685
Divided by number of months in the period	12	12	12	12	12

ARPU	$21.02	$21.48	$22.54	$24.24	$23.05

(g)	Cash cost per user, or CCPU, is used to measure and track our costs to provide support for our services to our existing customers on an average monthly basis. The costs included in this calculation are (i) cost of service (exclusive of depreciation and amortization), excluding cost of services associated with initial customer acquisition, (ii) general and administrative expenses, excluding any marketing, selling and distribution expenses associated with initial customer acquisition, non-cash compensation expense, and Bluebottle USA Investments L.P. general and administrative expenses prior to the IPO, (iii) net loss on equipment sold to existing customers, (iv) cooperative advertising expenses in support of existing customers, and (v) other (income) expense, excluding debt extinguishment costs and Bluebottle USA Investments L.P. These costs are divided by our weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. CCPU helps us to assess our ongoing business operations on a per customer basis, and evaluate how changes in our business operations affect the support costs per customer. Given its use throughout the industry, CCPU also serves as a standard by which we compare our performance against that of other wireless communication companies.

	Year Ended December 31,
(in thousands, except number of months and CCPU)	2007	2006	2005	2004	2003
			(Unaudited)
Calculation of CCPU:
Cost of service (exclusive of depreciation and amortization)	$349,555	$299,130	$309,321	$229,283	$104,753
Less: Cost of service associated with initial customer acquisition	(2,261)	(1,968)	(3,750)	(7,367)	(13,143)
Add: General and administrative expenses (excluding Bluebottle Investments L.P. prior to the IPO) (1)	338,548	288,414	254,989	161,269	89,820
Less: Non-cash compensation expense	(7,423)	(2,563)	(1,475)	(5)	—
Add: Net loss on equipment sold to existing customers	69,026	38,042	22,291	11,259	—
Add: Cooperative advertising expenses in support of existing customers	2,348	2,362	4,620	—	—
Add: Other (income) expense, net of debt extinguishment costs and Bluebottle USA Investments L.P.	(135)	799	(122)	(305)	(45)

Total costs for CCPU	$749,658	$624,216	$585,874	$394,134	$181,385

Divided by weighted average number of customers	4,864	3,957	3,268	1,949	685
Divided by number of months in the period	12	12	12	12	12

CCPU	$12.84	$13.15	$14.94	$16.85	$22.07

(1)	Bluebottle USA Investments L.P. general and administrative expenses were $277, $232, $253, $241 and $173 for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

(h)	Cost per gross addition, or CPGA, is used to measure the cost of acquiring a new customer. The costs included in this calculation are our (i) selling expenses, (ii) net loss on equipment sales (cost of equipment less net equipment revenue), excluding the net loss on equipment sold to existing customers, (iii) equity issued to a member, (iv) cooperative advertising in support of existing customers, and (v) cost of service associated with initial customer acquisition. These costs are divided by gross additions for the period being measured. CPGA helps us to assess the efficiency of our customer acquisition methods and evaluate our sales and distribution strategies. CPGA also allows us to compare our average acquisition costs to those of other wireless communication companies.

	Year Ended December 31,
(in thousands, except CPGA)	2007	2006	2005	2004	2003
			(Unaudited)
Calculation of CPGA:
Selling expenses	$107,883	$113,318	$91,481	$91,909	$84,645
Add: Cost of equipment	425,263	378,981	361,655	364,042	221,008
Less: Net equipment revenue	(85,890)	(90,524)	(106,116)	(123,632)	(96,351)
Less: Net loss on equipment sold to existing customers	(69,026)	(38,042)	(22,291)	(11,259)	—
Less: Equity issued to a member	—	—	(7,623)	(21,988)	—
Add: Cooperative advertising in support of existing customers	(2,348)	(2,362)	(4,620)	—	—
Add: Cost of service for initial acquisition of customers	2,261	1,968	3,750	7,367	13,143

Total costs for CPGA	$378,143	$363,339	$316,236	$306,439	$222,445
Divided by gross additions	3,384	3,014	2,666	2,329	1,349

CPGA	$111.74	$120.55	$118.62	$131.58	$164.90

(i)	Free cash flow is calculated as net cash provided by (used) in operating activities less capital expenditures. Free cash flow is a non-GAAP financial measure that indicates cash generated by our business after operating expenses, capital expenditures and interest expense. We believe this measure helps to (i) evaluate our ability to satisfy our debt and meet other mandatory payment obligations, (ii) measure our ability to pursue growth opportunities, and (iii) determine the amount of potential cash which may potentially be available to stockholders in the form of stock repurchase and/or dividends. Given that our business is not capital intensive, we believe this measure to be of particular relevance and utility. We also use free cash flow internally for a variety of purposes, including managing our projected cash needs.

	Year Ended December 31,
(in thousands)	2007	2006	2005	2004	2003
			(Unaudited)
Calculation of Free cash flow:
Net cash provided by (used in) operating activities	$39,649	$(38,874)	$(1,721)	$(40,528)	$(116,447)
Less:
Capital expenditures	28,443	34,453	33,607	26,288	12,890

Free cash flow	$11,206	$(73,327)	$(35,328)	$(66,816)	$(129,337)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and related footnotes included elsewhere in this annual report. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Item 1A. Risk Factors.

Introduction

We are a holding company formed for the purpose of an initial public offering, or IPO, which was completed on October 16, 2007. In connection with our IPO, Virgin Mobile USA, Inc., Virgin Mobile USA, LLC and Bluebottle USA Investments L.P. and its subsidiaries, Bluebottle USA Holdings L.P. and VMUI Inc., completed reorganization transactions, or the Reorganization. As part of the Reorganization, Sprint Nextel (1) contributed a portion of its interest in Virgin Mobile USA, LLC to Virgin Mobile USA, Inc. in consideration for shares of Class A common stock (which were sold in the IPO) and one share of Class B common stock and (2) sold a portion of its interest in Virgin Mobile USA, LLC to Virgin Mobile USA, Inc. for $136.0 million, which consideration was based on the amount Sprint Nextel would have received had it converted such limited liability company interests into shares of the Company’s Class A common stock and sold the shares in the IPO. Minority investors in Virgin Mobile USA, LLC contributed their respective interests in Virgin Mobile USA, LLC to Virgin Mobile USA, Inc. in consideration for shares of Class A common stock (a portion of which were sold in the IPO). The minority investor in Bluebottle USA Holdings L.P. contributed its limited partnership interest to Virgin Mobile USA, Inc. in consideration for shares of Class A common stock. The Virgin Group contributed its interests in Bluebottle USA Investments L.P. and its interests in a newly-formed entity, VMU GP, LLC, to Virgin Mobile USA, Inc. in consideration for shares of Class A and Class C common stock, resulting in Virgin Mobile USA, Inc. being (directly and indirectly) the sole owner of Bluebottle USA Holdings L.P., and VMUI, Inc. was liquidated. Virgin Mobile USA, Inc. contributed a small part of its interest in Virgin Mobile USA, LLC to a newly-formed entity, VMU GP1, LLC, in exchange for all of the interests in VMU GP1, LLC. Virgin Mobile USA, Inc. then contributed all of its interests in VMU GP1, LLC to Bluebottle USA Investments L.P., which in turn contributed such interests to Bluebottle USA Holdings L.P. Virgin Mobile USA, LLC converted to a Delaware limited partnership and changed its name to Virgin Mobile USA, L.P. The limited partnership agreement of Virgin Mobile USA, L.P., provides that VMU GP1, LLC manage and control its business and affairs. VMU GP1, LLC is an indirect, wholly-owned subsidiary of the Company.

On October 16, 2007, we completed our IPO and we, along with the selling stockholders sold 27,500,000 shares of our Class A common stock. We received net proceeds of $352.7 million after deducting underwriting commissions and discounts of $23.7 million and offering expenses of $7.4 million. We used $136.0 million of the net proceeds to us to pay Sprint Nextel for a portion of Sprint Nextel’s limited liability company interests in Virgin Mobile USA, LLC that we purchased in connection with the reorganization and the IPO. The remaining net proceeds of $216.7 million were used to (1) repay $150.0 million of outstanding borrowings and $0.8 million of accrued interest under the senior secured credit facility and (2) repay $45.0 million of indebtedness and $0.6 million of accrued interest owed to Sprint Nextel under the subordinated secured revolving credit facility. Subsequent to the IPO, the remaining net proceeds of approximately $20 million were used for general corporate purposes.

We have accounted for the reorganization transactions, for all periods presented, using a carryover basis, similar to a pooling-of-interest as the reorganization transactions were premised on a non-substantive exchange in order to facilitate the IPO, resulting in the retention of historical based accounting. This is consistent with Financial Accounting Standards Board Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations, including Costs of Closing Duplicate Facilities of an Acquirer; Stock Transactions between Companies under Common Control; Down-Stream Mergers, Identical Common Shares for a Pooling of Interests; and Pooling of Interests by Mutual and Cooperative Enterprises. Under this method of accounting, we treat the companies as if they had always been combined for accounting and financial reporting purposes and, therefore, the consolidated financial statements for the years ended December 31, 2006 and 2005 are presented on the same basis as that for the year ended and as of December 31, 2007.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided as a supplement to the financial statements and the related footnotes, included elsewhere in this annual report, to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The MD&A is organized as follows:

•

Company Overview. This section provides a general description of our business as well as recent developments that we believe necessary to understand our financial condition and results of operations and to anticipate future trends in our business.

•

Critical Accounting Policies and Estimates. This section discusses the accounting policies and estimates that we consider to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies (including our critical accounting policies) are summarized in Note 2 of our audited financial statements.

•	Results of Operations. This section provides an analysis of Virgin Mobile USA, Inc.’s results of operations for the years ended December 31, 2007, 2006 and 2005.

•

Liquidity and Capital Resources. This section provides an analysis of our cash flows for the years ended December 31, 2007, 2006 and 2005, as well as a discussion of our financial condition and liquidity as of December 31, 2007 and 2006. The discussion of our financial condition and liquidity includes summaries of our senior secured credit facility and our subordinated secured revolving credit facility and related covenants and the borrowings outstanding thereunder as of December 31, 2007, as well as our available financial capacity under our subordinated secured revolving credit facility.

•	Contractual Obligations, Commitments and Contingencies. This section provides a discussion of our commitments (both firm and contingent) as of December 31, 2007.

•	New Accounting Pronouncements. This section describes new accounting requirements that could potentially impact our results of operations and financial statements.

Company Overview

We are a leading national provider of wireless communications services, offering prepaid, or pay-as-you-go, services targeted at the youth market. Our customers are attracted to our products and services because of our flexible monthly terms, easy to understand pricing structures, stylish handsets offered at affordable prices and relevant mobile data and entertainment content. Approximately half of our current customers are ages 35 and over. We offer our products and services on a flat per-minute basis and on a monthly basis for specified quantities, or buckets, of minutes purchased in advance—in each case without requiring our customers to enter into long-term contracts and commitments. Our business is highly seasonal with our first and fourth quarters reflecting higher net customer additions.

We were founded as a joint venture between Sprint Nextel and the Virgin Group and launched our service nationally in July 2002. As of December 31, 2007, we served approximately 5.09 million customers, an 11.2% increase over the 4.57 million customers we served as of December 31, 2006. Historically, we have grown our business organically, but, subject to our existing and future contractual obligations, we may consider mergers, acquisitions and strategic investments from time to time that enable us to achieve greater scale, cost or technology advantages.

We market our products and services under the “Virgin Mobile” brand, using the nationwide Sprint PCS network. We control our customers’ experience and all customer “touch points,” including brand image, pricing, mobile content, marketing, distribution and customer care, but as a mobile virtual network operator, or MVNO, we do not own or operate a physical network, which frees us from related capital expenditures. This allows us to focus our resources and compete effectively against the major national wireless providers in our target market. We purchase wireless network services at a price based on Sprint Nextel’s cost of providing these services plus a specified margin under an agreement which runs through 2027. The Sprint Nextel PCS services agreement was amended in March 2008 to provide that we will not be subject to the true-up process with respect to the year ended December 31, 2007. For the fiscal year ending December 31, 2008, we will only pay Sprint Nextel the difference between the lower of (i) the rates that Sprint Nextel provided in advance for planning purposes and (ii) the rates based on Sprint Nextel’s actual costs and the actual rates charged to us, as discussed in “Risk Factors”. Based on Sprint Nextel’s current cost of providing services, we expect the per-minute rate we pay to Sprint Nextel to decrease as our number of customers and volume of minutes we purchase from Sprint Nextel increase over time. However, if Sprint Nextel’s cost of providing services increases or our number of customers or the volume of minutes we purchase from Sprint Nextel decreases, the per-minute rate we pay to Sprint Nextel may increase. This could adversely affect financial position, our results of operations and cash flows.

In the year ended December 31, 2007, approximately 5.50% of our customers accessed our services through Sprint Nextel’s third party PCS affiliates and we generated approximately $57 million in revenues to us from such customers. Every three years, these third-party PCS affiliates have the right to discontinue the activation of service for our new customers in their respective regions, and they may next make this election in July 2008. If these third-party PCS affiliates agree to continue to support our services, they must commit to a three-year term, after which they can again elect to discontinue the activation of service for new customers in their regions. In addition, the third party PCS affiliates have the right to stop providing their services to new customers (1) if we launch services that are not pay-as-you-go services in such affiliate’s territory, (2) if we target customers outside the market segment of individuals up to and including 30 years old, (3) upon a change of control of us or Sprint Nextel, and (4) upon certain events of bankruptcy or dissolution of us or Sprint Nextel. The inability to provide service to new customers within the third party PCS affiliates’ territories could have an adverse effect on our business and could adversely affect our financial condition, results of operations and cash flows.

We operate in the highly competitive and regulated wireless communications industry. The primary bases of competition in our industry are the prices, types and quality of products and services offered. Many factors, including risk factors described in the “Risk Factors” section of this annual report, could adversely affect our results, performance and achievements.

Our management uses the following key performance metrics to evaluate our business:

•

Gross additions—represents the number of new customers that activated an account during a period, unadjusted for churn during the same period. In measuring gross additions, we begin with account activations and exclude retailer returns, customers who have reactivated and fraudulent activations.

•

Churn—used to measure customer turnover on an average monthly basis. Churn is calculated as the ratio of the net number of customers that disconnect from our service during the period being measured to the weighted average number of customers during that period, divided by the number of months during the period being measured. The net number of customers that disconnect from our service is calculated as the total number of customers that disconnect less the adjustments noted under gross additions above. These adjustments are applied in order to arrive at a more meaningful measure of churn. The weighted average number of customers is the sum of the average number of customers for each day during the period being measured divided by the number of days in that period. Churn includes those pay-by-the-minute customers whom we automatically disconnect from our service when they have not replenished, or “Topped-Up,” their accounts for 150 days as well as those monthly customers whom we automatically disconnect when they have not paid their monthly recurring charge for 150 days (except for such monthly customers who replenish their account for less than the amount of their monthly recurring charge and, according to the terms of our monthly plans, may continue to use our services on a pay-by-the-minute basis), and such customers that voluntarily disconnect from our service prior to reaching 150 days since replenishing their account or paying their monthly recurring charge. We utilize 150 days in our calculation as it represents the last date upon which a customer who replenishes his or her account is still permitted to retain the same phone number. This calculation is consistent with the terms and conditions of our service offering.

•

Net customer additions and End-of-period customers—used to measure the growth of our business model, to forecast our future financial performance and to gauge the marketplace acceptance of our offerings. Net customer additions represents the number of new customers that activated our handsets during a period, adjusted for churn during the same period. End-of-period customers are the total number of customers at the end of the period being measured.

•

Adjusted EBITDA—used in our business operations to, among other things, evaluate the performance of our business, develop budgets and measure our performance against those budgets. Adjusted EBITDA is calculated as net income (loss) plus interest expense, income tax expense, depreciation and amortization, non-cash compensation expense, equity issued to a member, debt extinguishment costs, and expenses of Bluebottle USA Investments L.P. prior to the completion of the IPO.

•

Adjusted EBITDA margin—used to measure our Adjusted EBITDA performance relative to our net service revenue so that we can gauge the performance of Adjusted EBITDA normalized for the increasing scale of our business. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by our net service revenue.

•

ARPU—used to measure and track the average revenue generated by our customers on a monthly basis. ARPU is calculated as net service revenue for the period divided by the weighted average number of customers for the period being measured, further divided by the number of months in the period being measured.

•

CCPU—used to measure and track the cost of providing support for our services to our existing customers on an average monthly basis. The costs included in this calculation are (i) cost of service (exclusive of depreciation and amortization), excluding cost of services associated with initial customer acquisition, (ii) general and administrative expenses, excluding any marketing, selling and distribution expenses associated with initial customer acquisition, non-cash compensation expenses, and Bluebottle USA Investments L.P. general and administrative expenses prior to the IPO, (iii) net loss on equipment sold to existing customers, (iv) cooperative advertising expenses in support of existing customers, and (v) other (income) expense, excluding debt extinguishment costs and Bluebottle USA Investments L.P. These costs are divided by the weighted average number of customers for the period being measured, further divided by the number of months in the period being measured.

•

CPGA—used to measure the cost of acquiring a new customer. The costs included in this calculation are our (i) selling expenses, (ii) net loss on equipment sales (cost of equipment less net equipment revenue), excluding the net loss on equipment sold to existing customers, (iii) equity issued to a member, (iv) cooperative advertising in support of existing customers and (v) cost of service associated with initial customer acquisition. These costs are divided by our gross additions for the period being measured.

•

Free cash flow—used to measure cash generated by our core operations after interest and our ability to fund scheduled debt maturities and other financing activities, including discretionary refinancing and retirement of debt and purchase or sale of investments. Free cash flow represents net cash provided by (used in) operating activities less capital expenditures.

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

The lower handset prices may also make our services more accessible to new, lower-value, customers with less disposable income available to spend on our services. In addition, as handset prices decline and handsets become more disposable, customers without contracts may change their wireless providers more frequently, thereby increasing our customer turnover, or churn, and resulting in higher acquisition costs to replace those customers. Depending how quickly a customer churns, we may not be able to recoup our initial investment expended in acquiring the customer. A shift to lower value or less stable customers could have an adverse impact on our financial position, results of operations, and cash flows.

We continually monitor the impact of handset prices on the profile of our new customers, the behavior of our existing customers and our financial performance, and will make adjustments to our pricing strategy accordingly, including potentially raising prices.

We primarily rely on four third-party retail distribution channels for product placement within their stores to promote the sale of our handsets to grow our customer base. Our relationships with these distribution partners are strong and we expect the relationships to continue. However, there is no assurance that our distribution partners will continue to distribute our products. The loss of any of these four retail distribution partners could result in lower gross additions, account replenishments, or top-ups, and increased churn and therefore lower results of operations and cash flows.

The Federal Communications Commission, or FCC, and state public utilities commissions, or state PUC’s, regulate the provision of communication services. Future changes in regulations and compliance could impose significant additional costs on us either in the form of direct out-of-pocket costs or additional compliance obligations. We could be forced to increase our rates to cover these costs, making our service pricing less attractive to customers.

Our business has incurred, and may continue to incur, losses and costs associated with bulk handset purchase and trading schemes, whereby third parties purchase our subsidized handsets, unlock and reprogram them and sell them in bulk for use on other wireless communications providers’ networks. We have pursued coordinated efforts through investigations and legal actions, retail monitoring and policies, and technology to combat the potential for significant losses. However, if our efforts to thwart bulk trading schemes are otherwise unsuccessful, this could result in substantial costs to us, whereby we would not realize any service revenues from these handsets and incur substantial losses. We estimate that in 2007, 2006, and 2005, approximately 76,000, 322,000, and 228,000 of our handsets, respectively, were bought and resold in bulk, which resulted in a loss of approximately $5.2 million, $30.4 million, and $25.4 million, respectively, consisting primarily of lost handset subsidies and promotional expenses.

We earn revenues primarily from the sale of wireless voice and mobile data services, along with the sale of handsets through third party retail locations, our website or call center. Our services are available through a variety of different pricing plans, including flat-rate and monthly plans that offer the benefits of long-term contract-based wireless plans with the flexibility of pay-as-you-go services. In the third quarter of 2006, we launched a suite of new service plans that provided our customers the ability to buy monthly buckets of minutes in advance. The customers on these new monthly plans tend to have higher usage than flat-rate customers. We are in the progress of rolling out revamped pricing plans to our customers which will be fully deployed by the end of June 30, 2008. These plans are designed to simplify the competitiveness and value of our offers to our customers. The new pricing plans have a number of new options which will incent our customers to top up more often, as well as stimulate the adoption of our monthly bucket plans. We believe that the flexibility and competitive price points on these offers will help us retain customers and stimulate growth. As such, we expect these new monthly plans to contribute an increasing portion of our revenue going forward.

We continue to assess the various competitive offers and pricing actions in the marketplace and, in particular, we believe that the recent unlimited offers launched by the major wireless carriers will not affect us. However, we will continue to monitor the offers and pricing actions our competitors take to assure that our offers remain competitive.

We have experienced significant growth in the last three years with revenues growing to $1.3 billion in 2007 from $1.1 billion in 2006 and $1.0 billion in 2005. Our revenues in 2007 included $1.2 billion in net service revenue, which is comprised primarily of voice usage and mobile data services, such as text messaging, games and ringtones, and $85.9 million in net equipment revenue, which is comprised primarily of the sale of handsets.

We identified material weaknesses in our internal controls and procedures over financial reporting in 2007. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our controls failed to detect the inaccurate reporting resulting from system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues, which affected several financial accounts, including net service revenue, cost of sales, deferred revenue and accrued taxes.

During the preparation of our financial statements for the six months ended June 30, 2007, we identified errors in our financial statements in the amount of $0.5 million, $(0.3) million, $(0.3) million and $3.8 million to our net income (loss) for the years ended December 31, 2006, 2005, 2004 and for the three months ended March 31, 2007, respectively. These errors, which we determined to be material weaknesses in our internal controls over financial reporting, were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues, which overstated our net service revenue and overstated our cost of service in each period, except for the three month period ended March 31, 2007, which understated our net service revenue and overstated our cost of service. We corrected these errors through a restatement of our results for the three month period ended March 31, 2007 and an out-of-period net adjustment amounting to $(0.1) million (comprised of the cumulative effect of the prior year errors in the amount of $0.5 million, $(0.3) million and $(0.3) million for the years ended December 31, 2006, 2005 and 2004, respectively) reflected in our financial statements for the six months ended June 30, 2007. We have not restated our financial statements for any period ended on or prior to December 31, 2006, as we do not believe these errors were material to any interim or annual prior periods. The impact of the out-of-period adjustments in 2007 are not material to our financial results for the year ended December 31, 2007. Additionally, we plan to restate our interim results previously reported for the three months ended March 31, 2007 when we file our quarterly report on Form 10-Q for the period ending March 31, 2008 to reflect those out-of-period charges.

In September 2007, in order to remediate these material weaknesses, we (i) commenced an external assessment of our revenue flows and control points, (ii) instituted additional monitoring controls in our periodic reconciliations of the affected accounts and (iii) made corrections to those interfaces responsible for the errors. The external assessment was completed in the fourth quarter of 2007. As a result of the assessment, we launched a dedicated team who are in the process of instituting automated monitoring functionality which will enhance our ability to monitor data flows over a number of key control points, providing management with more timely information in the event discrepancies should occur, and correcting the system interfaces. These measures are intended to remediate the material weaknesses discussed above.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Preparation of these consolidated financial statements requires us to make judgments, estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported revenue and expenses during the reporting periods. These estimates and judgments are subject to an inherent degree of uncertainty. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. We continually evaluate our judgments, estimates and assumptions. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

We believe the following to be our more significant critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Operating revenues consist of wireless service revenues and handset revenues.

Wireless service revenues are generated from the sale of wireless voice and mobile data services. As our customers pay for these services in advance, we record these funds as deferred revenue. We accrue for commissions paid to retailers who sell Top-Up cards to customers at the time the Top-Up card is sold. These commission costs are considered to be incremental direct costs related to the acquisition of airtime or data services by the customer. As the customer’s acquisition of airtime or data services results in the deferral of revenue, the commissions paid to retailers are deferred and included in prepaid expenses at the time of sale to the customer and are amortized to selling expense as the associated service revenue is recognized. We recognize revenue as our customers use available services, or when the pay-as-you-go balances in their accounts expire, net of any credits or adjustments. We also derive revenue for monthly subscription charges and other services charged at fixed amounts. We recognize these fees ratably over the service period, net of credits and adjustments for service discounts, billing disputes or fraud or unauthorized usage.

Top-Up cards that have not been used to replenish a customer’s account expire one year from the date of purchase, at which time we recognize the revenue from these cards.

Handset revenues are recognized at the time that the title to individual handsets, along with any risk for damage or loss, passes to the customer. In the context of handset revenue recognition, customer means either (i) a non-consignment retailer, where the title passes to the retailer upon delivery to that retailer or (ii) an end-user who purchases the handset from either a consignment retailer, where the title does not pass upon shipment but at the time of sale to the end-user, or through our website or call center, where title passes upon shipment. Beginning in 2006, we changed some of our key retail distribution relationships to consignment and accordingly, we recognize revenue in such relationships when the handset is sold to the end-user by the retailer. We believe that this method of accounting more accurately aligns all of our costs of acquiring customers with the revenues related to handset sales and service revenue.

For all handsets sold, our customers have the right to return handsets within a specified time or after a certain amount of use, whichever occurs first. We record estimates for returns at the time of recognizing the revenue. Our assessment of the estimated handset returns is based primarily on historical return rates. If our customers’ actual returns are not consistent with our estimates of their returns, our revenues may be different than initially recorded.

In addition, we offer price protection arrangements, whereby we reimburse retailers for any losses that they may incur whenever we permanently or temporarily reduce the price of our handsets. We record such reimbursements as a reduction to handset revenue at the time that the related revenue is recognized. Our assessment of price protection is based on our estimates of the quantity of handsets the retailer has purchased and has on hand at the time of the price reduction as well as on our management’s plans for handset pricing. If actual retailer handset inventory on hand is not consistent with our estimates, our revenues may be different than initially recorded.

Operating revenues are recognized in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured. Determination regarding the fixed nature of the fee charged for products delivered and their collectibility are based on our management’s judgments.

Inventory

Our inventory consists primarily of new and refurbished handsets, including inventory on consignment. New handsets are stated at the lower of cost or market, with market being defined as replacement value. We determine cost on a First in, First out, or FIFO basis. Typically, we sell our handsets for less than their book value since we provide a handset subsidy to our customers. Handset costs are expensed at the time of sale. The cost for refurbished handsets is valued at the lower of fair market value or repair cost. We make provisions to reduce any excess, obsolete or slow moving inventory to net realizable value, as well as provisions for inventory lost at consignment retailers. Total inventory reserves were $7.1 million and $1.1 million at December 31, 2007 and 2006, respectively. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

Property and equipment, and internal use software

Property and equipment and internal use software are recorded at cost. Depreciation and amortization are applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. We estimate the useful economic lives of our assets to be:

Furniture and fixtures	3-7 years
Leasehold improvements	shorter of the lease term or 3 years
Computer equipment	3 years
IT network/infrastructure	3-5 years
Internal use software	1-3 years

We periodically review the estimated useful economic lives of our property and equipment and internal use software. If conditions indicate these assets may not be useful for as long as originally anticipated, we will make adjustments to those estimates. As of December 31, 2007, we have not shortened the estimated useful economic lives of any of our assets. Our property and equipment and internal use software are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment can arise from obsolescence of these assets as well as a change in expected cash flows. Such impairment tests are based on comparison of estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset value will be written down to its fair value. For software projects that are under development, we periodically assess the probability of deployment into the business to determine if an impairment charge is required.

Stock-based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R “Share Based Payment” or, SFAS No. 123(R). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. We use the

Black-Scholes pricing model to estimate the fair value of our stock-based compensation as of the grant date. Fair value models require management to make assumptions such as expected volatility of our stock, expected term and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Following the completion of our IPO, we use the price of our common stock at the date of grant to determine the fair value of awards granted. During 2007, we began issuing restricted stock and restricted stock units in conjunction with our other equity instruments. As of December 31, 2007, we had unrecognized compensation costs related to non-vested awards of approximately $29.3 million, which is expected to be recognized over a weighted-average period of 2.7 years, and will be adjusted for subsequent changes in estimated forfeitures.

We adopted SFAS 123R, on January 1, 2005. Since at the time of adoption we were a nonpublic company utilizing the minimum value method under SFAS No. 123 Accounting for Stock Based Compensation for pro forma disclosures, we were required to use the prospective transition method as of the effective date. Under this method, we record compensation expense for all awards granted or modified after the date of adoption. The prospective transition method therefore permitted us to continue accounting for options granted prior to January 1, 2005 under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, or APB 25 and its related interpretive guidance; the accounting principle originally applied to those awards. Under the provisions of APB 25, no compensation cost was recognized for grants that were issued with an exercise price that was at least equal to the fair value of the underlying units.

Prior to our IPO in October 2007, we utilized the income approach and the market approach to determine the fair market value of the member units.

The income approach is an estimate of the present value of the projected future cash flows that we were expected to generate. In applying the income approach, we:

•	Projected five years of discrete future cash flows;

•	Discounted these projected future cash flows to a present value at an appropriate cost of capital, using Capital Asset Pricing Model that reflects the degree of risks inherent in the business;

•

Estimated the terminal value of projected cash flows subsequent to the discrete future cash projection period using Gordon Growth, an EBITDA multiple, and an EBIT multiple, taking an average of those factors;

•	Estimated our enterprise value by combining the present values of the terminal value with five years of discrete future cash flows;

•	Adjusted our estimated enterprise value by adding any cash balance and subtracting outstanding debt to arrive at an estimate of our equity value;

•	Applied appropriate valuation discounts to account for lack of control and lack of marketability; and

•	Estimated our equity value on a minority, non-marketable basis.

The market approach is based upon a comparison of us to select publicly traded companies. In applying the market approach, we:

•	Identified publicly traded companies to which we are comparable;

•	Analyzed publicly available financial information and calculated the market value of invested capital to EBITDA and EBIT valuation multiples for each of the comparable companies;

•	Estimated our enterprise value by applying the market multiples to our appropriate projected financial parameters and computing an average of the results;

•	Estimated our equity value by adjusting for cash and debt balances;

•	Applied an appropriate valuation discount to account for our lack of marketability; and

•	Estimated our equity value on a minority, non-marketable basis.

We then applied equal weighting to the income and market approaches to determine the fair market value of the units. The projections used in connection with these valuation approaches were based on our expected operating performance over the forecast period.

Tax Asset Valuation Allowance

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary in order to reduce deferred tax assets to the amounts expected to be recovered.

Bluebottle USA Investments L.P., which has elected to be treated as a corporation for federal and state income tax purposes, has net operating loss carryforwards resulting from the accumulated losses incurred by Virgin Mobile USA, LLC since inception. In connection with the reorganization, the Virgin Group contributed to us its interest in Bluebottle USA Investments L.P., which resulted in us receiving the net operating losses carryforwards. We expect that these net operating losses will reduce the amount of cash tax that we would otherwise be required to pay in the future, but we will be required to compensate the Virgin Group for the tax benefit resulting from these net operating losses pursuant to the terms of our tax receivable agreement with the Virgin Group. Our ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances. A full valuation allowance has been recorded against our deferred tax assets since their future realizability is uncertain since historically we have not generated net income.

Results of Operations

Key Performance Metrics

Our management utilizes the following key performance metrics used in the wireless communications industry to manage and assess our financial performance. These metrics include gross additions, churn, net customer additions, end-of-period customers, Adjusted EBITDA, Adjusted EBITDA margin, ARPU, CCPU, CPGA, and Free cash flow. Trends in key performance metrics such as ARPU, CCPU and CPGA will depend upon the scale of our business as well as the dynamics in the marketplace and our success in implementing our strategies. The following table provides a summary of these key performance metrics for the periods indicated and the trends in each of these metrics are discussed below:

	Fiscal Year ended December 31,
	2007	2006	2005
Gross additions	3,384,460	3,013,781	2,666,194
Churn	4.9%	4.8%	4.3%
Net customer additions	511,796	729,313	993,625
End-of-period customers	5,085,886	4,574,090	3,844,777
Adjusted EBITDA ($ thousands)	$99,244	$47,884	$(48,275)
Adjusted EBITDA margin	8.1%	4.7%	(5.5)%
ARPU	$21.02	$21.48	$22.54
CCPU	$12.84	$13.15	$14.94
CPGA	$111.74	$120.55	$118.62
Free cash flow (1)	$11,206	$(73,327)	$(35,328)

(1)	See Liquidity and Capital resources for discussion of results.

Gross additions represents the number of new customers that activated an account during a period, unadjusted for churn during the same period. In measuring gross additions, we begin with account activations and exclude retailer returns, customers who have reactivated and fraudulent activations. These adjustments are applied in order to arrive at a more meaningful measure of our customer growth. Gross additions for the years ended December 31, 2007, 2006 and 2005 were approximately 3.4 million, 3.0 million and 2.7 million, respectively. This growth was primarily attributed to the expansion of our retail distribution network and the introduction of new service plans in 2006 that provide our customers with the ability to buy monthly buckets of minutes in advance. By focusing on consumer preferences and maintaining competitive product and service offerings, we anticipate being able to continue to attract new customers to our company. The specific level of gross additions in the future will depend, in part, on the level of competitive activity and customer movement in the marketplace, along with the suite of handsets and new technology that we will offer in the future. For example, our gross additions for the fourth quarter of 2007 slowed due to our decision to not match aggressive handset pricing by certain of our competitors which, historically, tended to primarily attract lower-value, lower tenure customers, along with the decline in consumer spending. Instead, we focused on attracting higher-value customers with handsets such as the successful WildCard, which we believe will bring in mobile data service usage that is significantly higher than that of our average customer. In addition, we believe our customer behavior could be impacted by the state of the economy. In particular, the recent economic downturn and “sub-prime mortgage” macroeconomic conditions could have an adverse impact on gross additions due to potentially lower disposable income for certain of our customers.

Churn is used to measure customer turnover on an average monthly basis. Churn is calculated as the ratio of the net number of customers that disconnect from our service during the period being measured to the weighted average number of customers during that period, divided by the number of months during the period being measured. The net number of customers that disconnect from our service is calculated as the total number of customers that disconnect less the adjustments noted under gross additions above. These adjustments are applied in order to arrive at a more meaningful measure of churn. The weighted average number of customers is the sum of the average number of customers for each day during the period being measured divided by the number of days in the period. Churn includes those pay-by-the-minute customers whom we automatically disconnect from our service when they have not replenished, or “Topped-Up,” their accounts for 150 days as well as those monthly customers whom we automatically disconnect when they have not paid their monthly recurring charge for 150 days (except for such monthly customers who replenish their account for less than the amount of their monthly recurring charge and, according to the terms of our monthly plans, may continue to use our services on a pay-by-the-minute basis), and such customers that voluntarily disconnect from our service prior to reaching 150 days since replenishing their account or paying their monthly recurring charge. We utilize 150 days in our calculation as it represents the last date upon which a customer who replenishes his or her account is still permitted to retain the same phone number. This calculation is consistent with the terms and conditions of our service offering. We believe churn is a useful metric to track changes in customer retention over time and to help evaluate how changes in our business and services offerings affect customer retention. In addition, churn is also useful for comparing our customer turnover to that of other wireless communications providers. For the years ended December 31, 2007, 2006, and 2005, our churn was 4.9%, 4.8%, and 4.3%, respectively. We believe that the slight increase in our churn for 2007, as compared to 2006 reflects some incremental losses associated with recent changes across our bucket offers, including the cap on unlimited usage for our $44.99 offer and higher pricing on over-the-limit usage. The increase in our churn for 2006 compared to 2005 reflects the absence of more competitive offers in the first six months of 2006 which were introduced during the second half of 2006. As with gross additions, the trends in our churn will continue to reflect the timing of new offers and products in the marketplace, as well as the seasonality of our business. In addition, as noted earlier, we believe our customer behavior could be impacted by the state of the economy, and the recent economic downturn and “sub-prime mortgage” macroeconomic conditions could have an adverse impact on churn, as customers reduce or stop their wireless usage due to economic constraints. Our ongoing lifecycle management programs, which target and incent specific customer segments deemed valuable to our business, will help to mitigate both economic and competitive pressure in the future.

Net customer additions and end-of-period customers are used to measure the growth of our business model, to forecast our future financial performance and to gauge the marketplace acceptance of our offerings. Net customer additions represents the number of new customers that activated an account during a period, adjusted for churn, during the same period. End-of-period customers are the total number of customers at the end of a given period. During 2007, we added a net 0.5 million customers to our base and, as of December 31, 2007, we had approximately 5.1 million customers. This represents a growth of 11.2%, as compared to the end-of-period December 31, 2006. During 2006, we added a net 0.7 million customers to our base. As of December 31, 2006, we had approximately 4.6 million customers, a growth of 19.0% when compared to the end-of-period customers of 3.8 million as of December 31, 2005. These net additions reflect a percentage share of new users in the marketplace as well as a percentage of customers that have switched to us from our competitors net of our competitive losses, or churn. We believe a decrease in the rate of net customer additions, as seen in our 2005 to 2007 annual performance, is typical of the effect of churn on an increasing customer base. In addition, as discussed under gross additions above, we believe the fourth quarter of 2007 was impacted by the slowing economy, as well as our decision to not match our competitors’ price-downs on low-end handsets and to, instead, continue to focus on attracting higher-value customers and improve our churn. With a continued focus on attracting new customers, we strive to maintain, on average, positive net additions, a growth in our customer base and an increase in our market share.

Non-GAAP performance metrics. We use several financial performance metrics, including Adjusted EBITDA, Adjusted EBITDA margin, ARPU, CCPU, CPGA, and Free cash flow, which are not calculated in accordance with GAAP. A non-GAAP financial metric is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of operations or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe that the non-GAAP financial metrics that we use are helpful in understanding our operating performance from period to period, and although not every company in the wireless communication industry defines these metrics in precisely the same way that we do, we believe that these metrics as we use them facilitate comparisons with other wireless communication providers. These metrics should not be considered substitutes for any performance metric determined in accordance with GAAP.

Adjusted EBITDA is calculated as net income (loss) plus interest expense, income tax expense, depreciation and amortization, non-cash compensation expense, equity issued to a member, debt extinguishment costs, and expenses of Bluebottle USA Investments L.P. prior to the completion of the IPO. We believe Adjusted EBITDA is a useful tool in evaluating performance because it eliminates items related to taxes, non-cash charges relating to depreciation and amortization as well as items relating to both the debt and equity portions of our capital structure. Adjustments relating to interest expense, income tax expense, depreciation and amortization are each customary adjustments in calculation of supplemental measures of performance. We believe such adjustments are meaningful because they are indicators of our core operating results and our management uses them to evaluate our business. Specifically, our management uses them in its calculation of compensation targets, preparation of budgets and evaluations of performance. Similarly, we believe that the exclusion of non-cash compensation expense provides investors with a more meaningful indication of our performance as these non-cash charges relate to the equity portion of our capital structure and not our core operating performance. The expenses of Bluebottle USA Investments L.P. also do not relate to our core operating performance and are, therefore, excluded. These exclusions are also consistent with how we calculate the measures we use for determining certain bonus compensation targets, preparing budgets and for other internal purposes. We believe that the exclusion of equity issued to a member and debt extinguishment costs is appropriate because these charges relate to the debt and equity portions of our capital structure and are not expected to be incurred in future periods.

We find Adjusted EBITDA to be useful as a measure for understanding the performance of our operations from period to period and although not every company in the wireless communication industry defines these metrics in precisely the same way, we believe that this metric, as we use it, facilitates comparisons with other wireless communication companies. We use Adjusted EBITDA in our business operations to, among other things, evaluate the performance of our business, develop budgets and measure our performance against those budgets. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our company’s overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and you should not consider this in isolation, or as a substitute for analysis of our results as reported under GAAP. The items we eliminate in calculating Adjusted EBITDA are significant to our business: (i) interest expense is a necessary element of our costs and ability to generate revenue because we incur interest expense related to any outstanding indebtedness, (ii) to the extent that we incur income tax expense it represents a necessary element of our costs and our ability to generate revenue because ongoing revenue generation is expected to result in future income tax expense, (iii) depreciation and amortization are necessary elements of our costs, (iv) non-cash compensation expense is expected to be a recurring component of our costs and we may be able to incur lower cash compensation costs to the extent that we grant non-cash compensation, (v) expense resulting from equity issued to a member represents an actual cost relating to a prior contractual obligation, (vi) expense related to debt extinguishment represents a necessary element of our costs to the extent we restructure indebtedness, and (vii) expenses associated with Bluebottle USA Investments L.P. prior to the IPO. Furthermore, any measure that eliminates components of our capital structure and the carrying costs associated with the fixed assets on our balance sheet has material limitations as a performance measure. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our GAAP results. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. For the years ended December 31, 2007, 2006 and 2005, Adjusted EBITDA was $99.2 million, $47.9 million and $(48.3) million, respectively. The strong year on year improvement reflected growth in our customer base, net service revenue and cost benefits resulting from the increasing scale of our business, partially offset by higher costs to support our growing customer base including an increase in replacement handsets which grew by 81.4% to $69.0 million in 2007. As we may experience some decline in revenue resulting from lower usage and lower pricing, we have considered, and will continue to consider, appropriate measures to align our costs with the revenue that is being generated, including reducing our administrative costs or potentially raising our handset prices in order to reduce our subsidy. As an example, as noted earlier, during the latter part of 2007, we did not match the aggressive handset pricing of certain of our competitors. Instead, we focused on acquiring higher-value customers. The Sprint Nextel PCS services agreement was amended in March 2008 to provide that, among other things, we will not be subject to the true-up process with respect to the year ended December 31, 2007, see “Risk Factors”. Were we required to pay Sprint Nextel based on their actual costs for the year ended December 31, 2007, our Adjusted EBITDA could have been materially lower than our reported results.

Adjusted EBITDA margin is used to measure our Adjusted EBITDA performance relative to our net service revenue so that we can gauge the performance of Adjusted EBITDA normalized for the increasing scale of our business. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by net service revenue. For the years ended December 31, 2007, 2006 and 2005, our Adjusted EBITDA margin was 8.1%, 4.7% and (5.5)%, respectively. The improvement in our Adjusted EBITDA margin over the three year period reflects the cost benefits resulting from our increased scale, partially offset by more competitive pricing on our offers and handsets and increasing costs to service our customers, principally the costs associated with increases in replacement handsets.

The following table illustrates the calculation of Adjusted EBITDA and Adjusted EBITDA margin and reconciles Adjusted EBITDA to net income (loss) which we consider to be the most directly comparable GAAP financial measure.

	Fiscal Year ended December 31,
(in thousands, except Adjusted EBITDA Margin)	2007	2006	2005
		(unaudited)
Net income (loss)	$4,218	$(36,941)	$(108,665)

Plus:
Depreciation and amortization	33,608	28,381	19,413
Interest expense	53,391	52,180	25,281
Income tax expense	321	—	—
Non-cash compensation expense	7,423	2,563	1,475
Bluebottle USA Investments L.P. expenses prior to the IPO	283	232	5,527
Equity issued to a member	—	—	7,623
Debt extinguishment costs	—	1,469	1,071

Adjusted EBITDA	$99,244	$47,884	$(48,275)

Net service revenue	$1,227,045	$1,020,055	$883,816
Adjusted EBITDA margin	8.1%	4.7%	(5.5)%

ARPU is used to measure and track the average revenue generated by our customers on a monthly basis. ARPU is calculated as net service revenue for the period divided by the weighted average number of customers for that period being measured, further divided by the number of months in the period being measured. The weighted average number of customers is the sum of the average customers for each day during that period measured divided by the number of days in that period. ARPU helps us to evaluate customer performance based on customer revenue and forecast our future service revenues. For the years ended December 31, 2007, 2006 and 2005, ARPU was $21.02, $21.48, and $22.54, respectively. The decline in ARPU over the three year period reflected the more competitive pricing on our new monthly pay-as-you-go plans and some decline in usage on our prepaid plans, which more than offset a mix shift to higher usage monthly customers, as well as increased customer penetration and usage for our mobile data services, the latter stimulated by new offerings and new handsets. We expect to continue to experience some downward pressure on ARPU as prices decline and as the recent economic downturn may cause some customers to reduce their usage due to lower disposable income; however, such pressure may be partially offset by a continued shift to higher value customers and by increased penetration of new services. For example, we have seen a recent increase in text messaging usage from our customers who purchased the WildCard handsets. The specific impact of prices on our ARPU will depend upon the mix of pricing plans that our customers choose. The following table illustrates the calculation of ARPU and reconciles ARPU to net service revenue which we consider to be the most directly comparable GAAP financial measure.

	Fiscal Year ended December 31,
(in thousands except number of months and ARPU)	2007	2006	2005
		(unaudited)
Net service revenue	$1,227,045	$1,020,055	$883,816
Divided by weighted average number of customers	4,864	3,957	3,268
Divided by number of months in the period	12	12	12

ARPU	$21.02	$21.48	$22.54

CCPU is used to measure and track our costs to provide support for our services to our existing customers on an average monthly basis. The costs included in this calculation are (i) our cost of service (exclusive of depreciation and amortization), excluding cost of services associated with initial customer acquisition,

(ii) general and administrative expenses, excluding any marketing, selling and distribution expenses, associated with initial customer acquisition, non-cash compensation expenses, and Bluebottle USA Investments L.P. general and administrative expenses prior to the IPO, (iii) net loss on equipment sold to existing customers, (iv) cooperative advertising expenses in support of existing customers and (v) other (income) expense, excluding debt extinguishment costs and Bluebottle USA Investments L.P. These costs are then divided by our weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. CCPU helps us to assess our ongoing business operations on a per customer basis, and evaluate how changes in our business operations affect the support costs per customer. Given its use throughout the industry, CCPU also serves as a standard by which we compare our performance against that of other wireless communication providers. For the years ended December 31, 2007, 2006 and 2005, our CCPU was $12.84, $13.15 and $14.94, respectively. The improvement in CCPU during this three year period was a result of decreasing costs on the per-minute rate charged to us by Sprint Nextel, the cessation of Federal Excise Tax and the amortization of fixed costs over a growing customer base. These were partially offset by the growth in hybrid plan customers that have a higher CCPU as a result of their higher usage profiles as well as an increase in the net loss on equipment sold to existing customers for replacement handsets, which increased 81.4% to $69.0 million from 2006 to 2007. We anticipate that there may be some continued pressure on CCPU due to increasing customer usage and the growing trend for our existing customers to purchase subsidized replacement handsets; however, efficiencies driven by the increasing scale of our business are expected to help offset that pressure. In addition, we will consider appropriate cost reduction and pricing action necessary to maintain a balanced relationship between ARPU and CCPU. The Sprint Nextel PCS services agreement was amended in March 2008 to provide that, among other things, we will not be subject to the true-up process with respect to the year ended December 31, 2007, see “Risk Factors”. Were we required to pay Sprint Nextel based on their actual costs for the year ended December 31, 2007, our cost of service could have been materially higher than our reported results and therefore could have resulted in a materially higher CCPU.

The following table illustrates the calculation of CCPU and reconciles total costs used in the CCPU calculation to cost of service, which we consider to be the most directly comparable GAAP financial measure.

	Fiscal Year ended December 31,
(in thousands, except number of months and CCPU)	2007	2006	2005
		(unaudited)
Cost of service (exclusive of depreciation and amortization)	$349,555	$299,130	$309,321
Less: Cost of service associated with initial customer acquisition	(2,261)	(1,968)	(3,750)
Add: General and administrative expenses (excluding Bluebottle USA Investments L.P. expenses prior to the IPO(1))	338,548	288,414	254,989
Less: Non-cash compensation expense	(7,423)	(2,563)	(1,475)
Add: Net loss on equipment sold to existing customers	69,026	38,042	22,291
Add: Cooperative advertising expenses in support of existing customers	2,348	2,362	4,620
Add: Other (income)/expense, net of debt extinguishment costs and Bluebottle USA Investments L.P.	(135)	799	(122)

Total CCPU costs	$749,658	$624,216	$585,874

Divided by weighted average number of customers	4,864	3,957	3,268

Divided by number of months in the period	12	12	12

CCPU	$12.84	$13.15	$14.94

(1)	Bluebottle USA Investments L.P. general and administrative expenses were: $277 for 2007, $232 for 2006 and $253 for 2005.

CPGA is used to measure the cost of acquiring a new customer. The costs included in this calculation are our (i) selling expenses, (ii) net loss on equipment sales (cost of equipment less net equipment revenue), excluding the net loss on equipment sold to existing customers, (iii) equity issued to a member, (iv) cooperative advertising in support of existing customers, and (v) cost of service associated with initial customer acquisition. These costs are then divided by gross additions for the period being measured. CPGA helps us to assess the efficiency of our customer acquisition methods and evaluate our sales and distribution strategies. CPGA also allows us to compare our average acquisition costs to those of other wireless communication providers. For the years ended December 31, 2007, 2006 and 2005, our CPGA was $111.74, $120.55, and $118.62, respectively. The overall decline in CPGA from 2005 to 2007 resulted from a higher proportionate growth in new customers in relation to the costs to acquire those new customers, including more efficient advertising and media spending. We expect the variable component of CPGA (the component which varies directly with the number of customers we acquire and which includes costs such as our handset subsidy) to stabilize in future periods as handset prices and costs stabilize, with lower handset costs helping to offset any increase in our marketing efforts to acquire new customers. Overall CPGA performance, including costs which are fixed in nature, such as marketing costs, which are allocated across our gross additions, will vary based on our level of gross additions.

The following table illustrates the calculation of CPGA and reconciles the total costs used in the CPGA calculation to selling expense, which we consider to be the most directly comparable GAAP financial measure.

	Fiscal Year ended December 31,
(in thousands, except CPGA)	2007	2006	2005
		(unaudited)
Selling expenses	$107,883	$113,318	$91,481
Add: Cost of equipment	425,263	378,981	361,655
Less: Net equipment revenue	(85,890)	(90,524)	(106,116)
Less: Net loss on equipment sold to existing customers	(69,026)	(38,042)	(22,291)
Less: Equity issued to a member	—	—	(7,623)
Less: Cooperative advertising in support of existing customers	(2,348)	(2,362)	(4,620)
Add: Cost of service associated with initial customer acquisition	2,261	1,968	3,750

Total CPGA costs	$378,143	$363,339	$316,236

Divided by gross additions	3,384	3,014	2,666

CPGA	$111.74	$120.55	$118.62

Historical Results of Operations

Out-of-Period Adjustments

In conjunction with the preparation of our financial statements for the six months ended June 30, 2007, we identified errors in our financial statements in the amount of $0.5 million, $(0.3) million, $(0.3) million and $3.8 million to our net income (loss) for the years ended December 31, 2006, 2005 and 2004 and for the three months ended March 31, 2007, respectively. These errors, which were determined to constitute material weaknesses in our internal controls over financial reporting, were primarily the result of system interface failures for certain recovery fees, airtime taxes and regulatory charges and accrued revenues, overstated our net service revenue and overstated our cost of service, except for the three month period ended March 31, 2007, which understated our net service revenue and overstated our cost of service. We corrected these errors through a restatement of our results for the three months ended March 31, 2007 in the amount of $3.8 million and an out-of-period net adjustment amounting to $(0.1) million (comprised of the cumulative effect of the prior years’ errors in the amount of $0.5 million, $(0.3) million and $(0.3) million for the years ended December 31, 2006, 2005 and 2004, respectively) reflected in our financial statements for the year ended December 31, 2007 included elsewhere in this report. We have not restated our financial statements for any period ended on or prior to December 31, 2006, as we do not believe that these errors were material to any interim or annual prior periods. The impact of the out-of-period adjustments in 2007 are not material to our financial statements for the year ended December 31, 2007.

In September 2007, in order to remediate these material weaknesses, we (i) commenced an external assessment of our revenue flows and control points, (ii) instituted additional monitoring controls in our periodic reconciliations of the affected accounts, and (iii) made corrections to those interfaces responsible for the errors. The external assessment was completed in the fourth quarter of 2007. As a result of the assessment, we launched a dedicated team who are in the process of instituting automated monitoring functionality which will enhance our ability to monitor data flows over a number of key control points, providing management with more timely information in the event discrepancies should occur, and correcting the system interfaces. These measures are intended to remediate the material weaknesses discussed above.

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

Comparison of results of operations for the year ended December 31, 2007 to the year ended December 31, 2006

	Fiscal Year ended December 31,		Change
(in thousands)	2007	2006	$	%

Operating revenue:
Net service revenue	$1,227,045	$1,020,055	$206,990	20.3%
Net equipment revenue	85,890	90,524	(4,634)	(5.1)%

Total operating revenue	1,312,935	1,110,579	202,356	18.2%

Operating expenses
Cost of service (exclusive of depreciation and amortization)	349,555	299,130	50,425	16.9%
Cost of equipment	425,263	378,981	46,282	12.2%
Selling, general and administrative (exclusive of depreciation and amortization)	446,708	401,964	44,744	11.1%
(Gain) on litigation	—	(15,384)	15,384	100.0%
Depreciation and amortization	33,608	28,381	5,227	18.4%

Total operating expenses	1,255,134	1,093,072	162,062	14.8%

Operating income	57,801	17,507	40,294	230.2%

Other expense (income)
Interest expense	53,391	52,180	1,211	2.3%
Other expense (income)	(129)	2,268	(2,397)	(105.7)%

Total other expense/(income)	53,262	54,448	(1,186)	(2.2)%

Income (loss) before income taxes	4,539	(36,941)	41,480	112.3%
Income taxes	321	—	321	NM

Net income (loss)	$4,218	$(36,941)	$41,159	111.4%

Operating Revenue

Total operating revenue for the year ended December 31, 2007 was $1,312.9 million compared to $1,110.6 million for the prior year, an increase of $202.4 million, or 18.2%, largely driven by an increase in net service revenue of 20.3%, partially offset by a decrease in net equipment revenue of 5.1%.

Net service revenue consists primarily of voice and mobile data services, reduced primarily by sales and E911 taxes. E911 taxes are typically assessed by state and local regulatory authorities and on a flat rate basis based on the number of active customers. Net service revenue also includes non-refundable balances remaining in a customer’s account after they have deactivated service, and expired Top-Up cards. Net service revenue was $1,227.0 million for the year ended December 31, 2007 compared to $1,020.1 million for the prior year, an increase of $207.0 million, or 20.3%. This increase was driven primarily by the 11.2% growth in our customer base, along with a greater penetration of data services, partially offset by the decline in our ARPU, from $21.48 to $21.02, reflecting more competitive pricing on our new monthly plans and some decline in usage on our prepaid plans which more than offset a mix shift to higher usage monthly customers. Going forward, the specific impact of pricing on ARPU will depend upon the mix of pricing plans that our customers choose.

Net equipment revenue consists primarily of handset sales reduced by allowance for returns, promotional handset price reductions and price protection estimates. Net equipment revenue is also reduced for costs such as cooperative advertising, a fund provided by us and typically calculated as a percentage of sales that a retailer must use to promote our products, and commissions, for which we do not receive an identifiable and separable benefit. Net equipment revenue was $85.9 million for the year ended December 31, 2007 compared to $90.5 million for the prior year, a decrease of $4.6 million, or 5.1%. This decrease was driven primarily by lower handset pricing, including some shift to lower-end handsets, and also reflects the impact on revenue of the conversion of additional retailers to consignment which defers revenue and the related loss until the handset is purchased by the end user. These factors were partially offset by a 9.5% increase in handset unit sales to support our growing customer base and upgrades for existing customers, and a reduction in promotional spending, recorded as a reduction of net equipment revenue. While, on average, our handset sales shifted somewhat to lower end handsets, this shift was not as pronounced as it would have been had we chosen to match our competitors’ aggressive pricing during the fourth quarter. Instead, we chose to market successful handsets such as the WildCard to attract high value customers.

Operating Expenses

Cost of service includes network service costs, airtime taxes (including Federal and State Universal Service funds, PUC taxes and Federal Communications Excise Tax, or FET), production costs for Top-Up cards, mobile data service fees and entertainment content license fees (note that FET ceased beginning with the third quarter of 2006 and reflects only refunds and other adjustments thereafter). Cost of service was $349.6 million for the year ended December 31, 2007 compared to $299.1 million for the prior year, an increase of $50.4 million, or 16.9%. This increase was primarily driven by higher network utilization due to our customer growth and higher customer usage, partially offset by a reduction in Sprint Nextel network rates and a decrease in our airtime taxes resulting from the cessation of FET. The Sprint Nextel PCS services agreement was amended in March 2008 to provide that, among other things, we will not be subject to the true-up process with respect to the year ended December 31, 2007, see “Risk Factors”. Were we required to pay Sprint Nextel based on their actual costs for the year ended December 31, 2007, our cost of service could have been materially higher than our reported results. In the fourth quarter of 2006, our cost of service included approximately $0.4 million for the true-up.

Cost of equipment includes the cost of purchasing and packaging handsets sold to our customers. Cost of equipment is reduced for market development funds received from our handset vendors. Cost of equipment was $425.3 million for the year ended December 31, 2007 compared to $379.0 million for the prior year, an increase of $46.3 million or 12.2%. This increase was primarily driven by the 9.5% growth in our handset unit sales as well as the impact of a settlement from one of our handset vendors in the third quarter of 2006. These factors were partially offset by a net $45.0 million reduction in cost as a result of a change to consignment for additional retailers in 2007, an increase in market development funds received from our handset vendors and lower handset purchase costs. The change to the consignment method of accounting enables us to recognize the revenue and cost from the sale of a handset when the title passes to the end user. Our cost of equipment for 2007 included a $3.2 million charge for inventory, the result of identified book-to-physical inventory differences related to consigned inventory.

Selling, general and administrative expenses for the year ended December 31, 2007 were $446.7 million, compared to $402.0 million in the prior year, an increase of $44.7 million, or 11.1% resulting primarily from a $21.5 million increase in commissions amortized for sales of Top-Up cards, a $10.8 million increase in our call center expenses, a $14.3 million increase in other headcount, professional services and outsourced services to support our business growth, a $2.7 million increase in facilities cost, driven by costs associated with higher 1-800 usage and a $2.5 million increase associated with higher shipping costs and credit card fees. These were partially offset by a $7.0 million decline in our advertising and media expense reflecting our efforts to focus our spending on more efficient areas as well as lower production costs.

(Gain) loss from litigation for the year ended December 31, 2006 of $15.4 million was the result of settlements with a holder of a portfolio of patents which we utilize and a settlement with one of our vendors. There were no such settlements in 2007.

Depreciation and amortization expense for the year ended December 31, 2007 was $33.6 million compared to $28.4 million in the prior year, an increase of $5.2 million, or 18.4%. The increase resulted from additional capital expenditures to support our growing customer base and the continuing expansion of our product offerings.

Interest Expense

Interest expense for the year ended December 31, 2007 was $53.4 million, compared to $52.2 million for the prior year, an increase of $1.2 million, or 2.3%. The increase for 2007 as compared to 2006 was due primarily to the $1 million nonrefundable consent fee to third party financial institutions to permit our reorganization relating to an amendment to our senior secured credit agreement in connection with our IPO.

Income Tax Expense

Income tax expense for the year ended December 31, 2007 was $0.3 million. We have incurred losses from inception through December, 2006 which have generated loss carryforwards available to offset taxable income through December, 2007. The $0.3 million tax expense for 2007 represents an Alternative Minimum Tax liability.

Comparison of results of operations for the year ended December 31, 2006 to the year ended December 31, 2005

	Fiscal Year ended December 31,		Change
(in thousands)	2006	2005	$	%

Operating revenue:
Net service revenue	$1,020,055	$883,816	$136,239	15.4%
Net equipment revenue	90,524	106,116	(15,592)	(14.7)%

Total operating revenue	1,110,579	989,932	120,647	12.2%

Operating expenses
Cost of service (exclusive of depreciation and amortization)	299,130	309,321	(10,191)	(3.3)%
Cost of equipment	378,981	361,655	17,326	4.8%
Selling, general and administrative (exclusive of depreciation and amortization)	401,964	346,723	55,241	15.9%
(Gain) loss on litigation	(15,384)	29,981	(45,365)	(151.3)%
Depreciation and amortization	28,381	19,413	8,968	46.2%

Total operating expenses	1,093,072	1,067,093	25,979	2.4%

Operating income	17,507	(77,161)	94,668	122.7%

Other expense
Interest expense	52,180	25,281	26,899	106.4%
Other expense	2,268	6,223	(3,955)	(63.6)%

Total other expense	54,448	31,504	22,944	72.8%

Net loss	$(36,941)	$(108,665)	$71,724	66.0%

Operating Revenue

Total operating revenue for the year ended December 31, 2006 was $1,110.6 million compared to $989.9 million for the prior year, an increase of $120.6 million, or 12.2%, largely driven by an increase in net service revenue of 15.4%, partially offset by a decrease in net equipment revenue of 14.7%.

Net service revenue consists primarily of voice and mobile data services, reduced primarily by sales and E911 taxes. E911 taxes are typically assessed by state and local regulatory authorities and on a flat rate basis based on the number of active customers. Net service revenue also includes non-refundable balances remaining in a customer’s account after they have deactivated service, and expired Top-Up cards. Net service revenue was $1,020.1 million for the year ended December 31, 2006 compared to $883.8 million for the prior year, an increase of $136.2 million, or 15.4%. This increase was driven primarily by the 19.0% growth in our customer base, partially offset by the decline in our ARPU, from $22.54 to $21.48, noted earlier. In June 2006, we launched a suite of new service plans that provided our customers the ability to buy monthly buckets of minutes in advance. The customers on these new monthly plans tend to have a higher usage and ARPU than flat-rate customers. We expect these plans to have a more significant impact in the future.

Net equipment revenue consists primarily of handset sales reduced by allowance for returns, promotional handset price reductions and price protection estimates. Net equipment revenue is reduced for costs such as cooperative advertising, a fund provided by us and typically calculated as a percentage of sales that a retailer must use to promote our products, and commissions, for which we do not receive an identifiable and separable benefit. Net equipment revenue was $90.5 million for the year ended December 31, 2006 compared to $106.1 million for the prior year, a decrease of $15.6 million, or 14.7%. This decrease was driven primarily by lower handset pricing in order to match competition and lower revenues due to the conversion to the consignment method of accounting, partially offset by a 15.8% increase in handset unit sales to support our growing customer base and upgrades for existing customers and a reduction in promotional spending, recorded as a reduction of equipment revenue. In addition, net equipment revenue in 2005 reflects a $7.6 million reduction for equity issued to a retailer who is a minority interest holder consistent with the terms in the LLC Agreement.

Operating Expenses

Cost of service includes network service costs, airtime taxes (including Federal and State Universal Service funds, PUC taxes and Federal Communications Excise Tax, or FET), production costs for Top-Up cards, mobile data service fees and entertainment content license fees. Cost of service was $299.1 million for the year ended December 31, 2006 compared to $309.3 million for the prior year, a decrease of $10.2 million, or 3.3%. This decrease was primarily driven by a reduction in Sprint Nextel network rates and a decrease in our airtime taxes resulting from the cessation of FET, partially offset by greater customer usage resulting from our customer growth and, in part, to the free night and weekend feature on our new monthly plans.

Cost of equipment includes the cost of purchasing and packaging handsets sold to our customers. Cost of equipment is reduced for market development funds received from our handset vendors. Cost of equipment was $379.0 million for the year ended December 31, 2006 compared to $361.7 million for the prior year, an increase of $17.3 million or 4.8%. This increase was primarily driven by the 15.8% growth in our handset unit sales, partially offset by an increase in funds received from our handset vendors, including market development support and a settlement from one of these handset vendors. In addition, cost of equipment decreased in 2006 by $25.6 million as a result of a change of some of our key distribution relationships to consignment, which in turn resulted in a change to the consignment method of accounting, which enables us to recognize the revenue and cost from the sale of a handset when the title passes to the customer.

Selling, general and administrative expenses for the year ended December 31, 2006 were $402.0 million, compared to $346.7 million in the prior year, an increase of $55.2 million, or 15.9% resulting from a $21.8 million increase principally in advertising and media expenses, driven by our new pricing offers and new distribution channels, a $14.6 million increase in our call center expenses and an $8.7 million increase in other headcount, professional services and outsourced services to support our business growth.

(Gain) loss from litigation for the year ended December 31, 2006 of $15.4 million was the result of settlements with a holder of a portfolio of patents, which we utilize, and a settlement with one of our vendors.

Depreciation and amortization expense for the year ended December 31, 2006 was $28.4 million compared to $19.4 million in the prior year, an increase of $9.0 million, or 46.2%. The increase resulted from additional capital expenditures primarily related to building a second data center and software expenditures required to support our growing customer base and our new offers.

Interest Expense

Interest expense for the year ended December 31, 2006 was $52.2 million, compared to $25.3 million for the prior year, an increase of $26.9 million, or 106.4%. The increase for 2006 as compared to 2005 was due primarily to higher average debt levels, as well as higher interest rates.

Seasonality and Quarterly Trends

Our business experiences significant seasonality that is driven by the traditional retail selling periods. We typically generate our highest level of gross additions in the fourth quarter of the year due to increased consumer spending during the holiday season. Our first quarter typically reflects a relatively low level of churn, due, in part, to the weight of new customers added in the prior quarter and the way in which we measure churn. As a result, our net customer additions are favorably impacted in both the fourth quarter and the first quarter of the following year. In contrast, our net customer additions for the second and third quarters reflect both the lower level of gross additions in those periods as well as the higher churn, from the fourth quarter gross additions. The seasonality of our customer acquisitions is reflected in our financial statements whereby the higher subsidies in the third and fourth quarters to support the fourth quarter customer acquisition surge, result in a decline in our operating income and cash generated from operations during those quarters. The greater the number of customer acquisitions we are able to achieve in the latter part of the year, the greater the temporary negative impact on Adjusted EBITDA and cash generated from operations, however, such additional customers’ future cash flows are expected to increase our value in the longer term. Our cost per gross addition, or CPGA, has typically been the lowest in the fourth and first quarters, which is directly attributable to the seasonality of our gross additions.

In addition to the seasonality discussed above, we believe that the behavior of our customers and our business trends may be impacted by macroeconomic factors. In particular, the recent economic downturn could have an adverse impact on gross additions, churn and ARPU due to potentially lower credit availability and disposable income for certain of our customers within the adverse credit environment.

Our business trends will be impacted by our activity in the marketplace and the activity of our competitors. That activity includes the introduction of new offers and products or changes to existing offers and products, changes to the retail distribution network and the level of marketing and advertising. For example, we experienced slower than expected growth in gross additions and net additions for the third and fourth quarters of 2007. This was driven by a combination of some softness in the retail market, along with a number of other factors. For example, the majority of our new offers were launched in the middle of 2006 and we also launched a number of new distribution channels during the second half of that year. This contributed to a higher rate of growth for the first half of 2007 as compared to the second half. Also, during the third quarter of 2007, we implemented some selective handset price increases, which slowed growth for the second half. This was exacerbated by the unexpected aggressive pricing by competitors during the fourth quarter on low-end handsets, including free handset offers. We chose not to match that pricing and to focus our efforts on acquiring better customers which we believe will lower churn in the future. For example, in the fourth quarter, we focused marketing dollars more heavily on our high end Wild Card handset, instead of our low end handsets, in order to attract a higher value customer.

Despite the pressures on gross additions during the second half of this year, including the aggressive handset pricing on the part of our competitors, our retention programs enabled us to stem any significant increase in churn.

Quarterly, Adjusted EBITDA has remained positive throughout 2007, with the decline reflecting seasonality as well as the pressure on ARPU and the trend on replacement handsets. Adjusted EBITDA for 2007 reflects FET refunds in the third and fourth quarters, of $5.1 million and $5.0 million, respectively. Included in the fourth quarter 2007 is a $3.2 million charge for inventory, the result of identified book-to-physical inventory differences related to consigned inventory. In addition, in the second and third quarters of 2007, we recorded an estimated true-up for network charges from Sprint Nextel of $0.5 million and $3.4 million, respectively, all of which was reversed in the fourth quarter, primarily as a result of the amendment to the PCS services agreement, described above.

The decline in our CCPU over the past three quarters reflects a continuation of efficiencies due to the increasing scale of our business, including lower Sprint Nextel network rates and a decline in replacement handsets over this period, partially offset by higher customer usage. In particular, the sharp decline in CCPU for the fourth quarter of 2007 reflects the FET refund and reversal of the Sprint Nextel true-up.

The increase in CPGA for the last two quarters of 2007 reflects the sequential decline in gross additions during the third quarter, as well as some pressure on gross additions during the fourth quarter, discussed above, and the resulting impact on the allocation of our fixed costs.

The following table sets forth our unaudited quarterly results of operations and key performance metrics for the four quarters in the period ended December 31, 2007.

	For the three months ended
(in thousands, except per share data)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Restated)*
		(Unaudited)

Total operating revenue	$339,314	$327,588	$319,504	$326,529

Total operating expenses	306,755	306,582	312,633	329,164

Operating income (loss)	32,559	21,006	6,871	(2,635)

Total other expense (income)	13,387	13,866	14,252	11,757

Income tax expense	—	—	—	321

Net income (loss)	$19,172	$7,140	$(7,381)	$(14,713)

Earnings (loss) per share—basic	$0.74	$0.28	$(0.29)	$(0.30)
Earnings (loss) per share—diluted	$0.38	$0.14	$(0.29)	$(0.30)

*	In conjunction with the preparation of our financial statements for the six months ended June 30, 2007, we identified errors in our financial statements for the years ended December 31, 2006, 2005 and 2004 and for the three months ended March 31, 2007. These errors, which were not material individually or in the aggregate to any period prior to December 31, 2006, and which were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues, overstated our net service revenue and overstated our cost of service in each period except for the three months ended March 31, 2007 which understated our net service revenue and overstated our cost of service. We corrected these errors within our financial statements for the six months ended June 30, 2007. We restated our results above for the three months ended March 31, 2007 to reflect these out-of-period errors and these errors related to the three months ended March 31, 2007. The results for the three months ended March 31, 2007 were as follows: net service revenue was previously recorded as $322,331 and has been restated to $322,337; cost of service was previously recorded as $97,822 and has been restated to $93,978; and net income increased by $3,850 to $19,172. These changes have also been reflected in the calculations of Adjusted EBITDA, ARPU and CCPU, for the three months ended March 31, 2007.

	For the three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Restated)*
		(Unaudited)
Churn	4.0%	5.7%	4.9%	5.1%
End-of-period customers	4,883,811	4,830,387	4,876,217	5,085,886
ARPU	$22.41	$20.97	$20.59	$20.14
CCPU	$13.46	$13.54	$12.81	$11.56
CPGA	$98.69	$100.03	$127.35	$120.99

*	In conjunction with the preparation of our financial statements for the six months ended June 30, 2007, we identified errors in our financial statements for the years ended December 31, 2006, 2005 and 2004 and for the three months ended March 31, 2007. These errors, which were not material individually or in the aggregate to any prior to December 31, 2006, and which were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues, understated our net service revenue and overstated our cost of service. We corrected these errors within our financial statements for the six months ended June 30, 2007 and restated our results for the three months ended March 31, 2007 to reflect these out-of-period errors and these errors related to the three months ended March 31, 2007. The key performance metrics for the three months ended March 31, 2007 have been restated as follows: ARPU remained unchanged; and CCPU was originally reported as $13.72 and has been restated to $13.46.

The following table sets forth a reconciliation of ARPU to net service revenue.

Calculation of Quarterly ARPU (in thousands, except for number of months and ARPU):

	For the three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Restated)*
		(Unaudited)
Net service revenue	$322,337	$309,713	$301,414	$293,581
Divided by weighted average number of customers	4,795	4,923	4,880	4,858
Divided by the number of months in the period	3	3	3	3

ARPU	$22.41	$20.97	$20.59	$20.14

*	ARPU has been restated to reflect the correction of errors identified in our financial statements for the years ended December 31, 2006, 2005 and 2004 and for the three months ended March 31, 2007. These errors, which were not material individually or in the aggregate to any period prior to December 31, 2006, and which were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues, understated our net service revenue. We corrected these errors within our financial statements for the six months ended June 30, 2007 and restated our results for the three months ended March 31, 2007 to reflect these out-of-period errors and those errors related to the three months ended March 31, 2007. For the three months ended March 31, 2007, ARPU remained unchanged.

The following table sets forth a reconciliation of CCPU to cost of service.

Calculation of CCPU (in thousands, except number of months and CCPU):

	For the three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Restated)(1)
		(Unaudited)
Cost of Service (exclusive of depreciation and amortization)	$93,978	$90,001	$89,352	$76,224
Less: Cost of Service associated with initial customer acquisition	(609)	(516)	(550)	(586)
Add: General and administrative expenses (excluding Bluebottle Investments L.P. expenses prior to the IPO)(2)	86,518	88,752	83,696	79,582
Less: Non-cash compensation expense	(781)	(1,409)	(1,390)	(3,843)
Add: Net loss on equipment sold to existing customers	13,940	22,535	15,947	16,604
Add: Cooperative advertising expenses in support of existing customers	721	669	614	344
Add: Other (income)/expense, net of debt extinguishment costs	(205)	4	(80)	146

Total CCPU costs	$193,562	$200,036	$187,589	$168,471
Divided by weighted average number of customers	4,795	4,923	4,880	4,858
Divided by number of months in the period	3	3	3	3

CCPU	$13.46	$13.54	$12.81	$11.56

(1)

CCPU has been restated to reflect the correction of errors identified in our financial statements for the years ended December 31, 2006, 2005 and 2004 and for the three months ended March 31, 2007. These errors, which were not material individually or in the aggregate to any period prior to December 31, 2006, and which were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges, overstated our cost of service. We corrected these errors within our financial statements for the six months ended June 30, 2007 and restated our results for the three months ended March 31, 2007 to reflect these out-of-period errors and those errors related to the three months ended March 31, 2007. For the three months ended March 31, 2007, CCPU was originally reported as $13.72 and has been restated to $13.46.

(2)	Bluebottle USA Investments L.P. general and administrative expenses were $103, $95, $79 and $0 for the first, second, third and fourth quarters of 2007, respectively.

The following table sets forth a reconciliation of total CPGA to selling expenses.

Calculation of CPGA (in thousands, except CPGA):

	For the three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Unaudited)
Selling Expenses	$23,427	$20,708	$31,754	$31,994
Add: Cost of equipment	94,648	98,376	99,133	133,106
Less: Net equipment revenue	(16,977)	(17,875)	(18,090)	(32,948)
Less: Net loss on equipment sold to existing customers	(13,940)	(22,535)	(15,947)	(16,604)
Less: Equity issued to a member	—	—	—	—
Add: Cooperative advertising in support of existing customers	(721)	(669)	(614)	(344)
Add: Cost of service associated with for initial customer acquisition	609	516	550	586

Total CPGA costs	$87,046	$78,521	$96,786	$115,790

Divided by gross additions	882	785	760	957

CPGA	$98.69	$100.03	$127.35	$120.99

Liquidity and Capital Resources

Our principal source of funds has been our borrowing under our subordinated credit facility. We do not maintain any excess balances of cash or invest in any short-term financial instruments. Any excess cash is used to reduce the outstanding balances on our revolving credit line. On October 16, 2007, we completed our IPO and we, along with the selling stockholders, sold 27,500,000 shares of our Class A common stock. We received net proceeds of $352.7 million, after deducting underwriting commissions and discounts of $23.7 million and offering expenses of $7.4 million. We used $136.0 million of the IPO proceeds to pay Sprint Nextel for a portion of Sprint Nextel’s limited liability company interests in Virgin Mobile USA, LLC that we purchased in connection with the reorganization and the IPO. The remaining net proceeds of $216.7 million were used to (1) repay $150.0 million of outstanding borrowings and $0.8 million for accrued interest under our senior secured credit facility and (2) repay $45.0 million of indebtedness and $0.6 million for accrued interest owed to Sprint Nextel under our subordinated secured revolving credit. Subsequent to the IPO, the remaining net proceeds of approximately $20 million were used for general corporate purposes.

We have incurred substantial cumulative net losses and negative cash flows from operations since inception, and have a stockholders’ deficit of $415.2 million, negative working capital of $174.2 million and outstanding non-current debt of $289.0 million as of December 31, 2007. We make significant initial cash outlays to acquire new subscribers in the form of handset and other subsidies. We expect these costs to be funded primarily through service revenue generated from our existing subscriber base and proceeds from our subordinated secured revolving credit facility. Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that based on our current level of operations, together with our borrowing capacity under our subordinated secured revolving credit facility, as amended, and available cash from operations, we will be able to finance our projected operating, investing and financing requirements of our existing operations and planned customer growth for at least the next 12 months. In addition, our ability to make scheduled payments of principal, to pay interest on or to refinance, indebtedness and to satisfy other obligations, including obligations under the PCS services agreement with Sprint Nextel, as well as our ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond the Company’s control. The Sprint Nextel PCS services agreement was amended in March 2008 to provide that, among other things, we will not be subject to the true-up process with the respect to the year ended December 31, 2007. Were we required to pay Sprint Nextel based on their actual costs, the obligation could have had a material adverse impact on our liquidity. If we materially underachieve our operating plan and our subordinated secured credit facility and cash flow from operations become insufficient to allow us to meet our obligations, we are committed to taking certain alternative actions that could include reducing inventory purchases, reducing planned capital expenditures, extending the payment for certain liabilities within contractual terms with vendors, curtailing marketing costs and reducing other variable costs. If our operations do not generate sufficient positive operating cash flows, we may require additional capital to fund our operations or growth, to take advantage of expansion or acquisition opportunities, and to develop new products to compete effectively in the marketplace. In order to meet future liquidity needs we may decide to raise additional funds, through public or private debt or equity financing to support our operations, reduce anticipated capital expenditures and restructure debt repayment obligations. Additional funds, however, may not be available to us on commercially reasonable terms, or at all, when we require them and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to our existing stockholders.

Our credit facilities require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio which become more restrictive in future periods. Based on our projected operating results and financial position, we expect to remain in compliance with the required covenants through at least December 31, 2008. In conjunction with our reorganization transactions and IPO, the subordinated secured revolving credit facility was reduced by $25 million to $75 million. Also, as a result of the repayments on our credit facilities, we will have lower annual cash requirements for our senior secured credit facility principal and interest payments of $17.3 million and approximately $17 million, respectively.

Any obligations under the tax receivable agreements are expected to be funded from available cash flow generated by our taxable earnings. We do not anticipate issuing debt specifically to fund any obligations that may arise under the tax receivables agreements with the Virgin Group and Sprint Nextel. We also believe that our obligations under all other related party agreements will be required to be satisfied in cash from operations or financed through our subordinated credit facility.

We believe that our capital expenditures are generally lower than those of many of our competitors as we do not have any network build-out or spectrum acquisition requirements and we do not have any costs associated with operating stores. We do, however, make significant initial cash outlays in the form of handset and other subsidies to acquire new customers. As a result, if we were to experience higher than expected churn, this would negatively affect our cash flows.

	Year Ended December 31,
(in thousands)	2007	2006	2005
Cash flows (used in) provided by:
Operating activities	$39,649	$(38,874)	$(1,721)
Investing activities	(28,443)	(34,453)	(33,607)
Financing activities	(11,195)	54,756	53,874

Increase (decrease) in cash and cash equivalents	$11	$(18,571)	$18,546

Net cash provided by (used in) operating activities for the year ended December 31, 2007, 2006 and 2005 was $39.6 million, $(38.9) million and $(1.7) million, respectively. We had cumulative net losses from our inception through the year ended December 31, 2007 driven by the significant upfront investment we make to grow our customer base and as a result had not generated cash from our operations until 2007. During 2007, we generated cash from operations as the increase in our customer base resulted in higher usage during the year. The $78.5 million increase in cash provided by operating activities between 2006 and 2007 primarily resulted from the timing of cash receipts and an increase in our amounts due to related party to Sprint Nextel primarily driven by higher usage on the PCS services network. This was partially offset by an increase in handset purchases and an increase in payments for our operating expenses. The $37.2 million increase in cash used in operating activities between 2005 and 2006 primarily resulted from higher handset purchases and $27.9 million for increased interest payments on our existing credit facilities. These uses of cash were partially offset by the reduction in net loss and a $31.0 million increase in deferred revenue driven by our larger customer base.

Net cash used in investing activities for years ended December 31, 2007, 2006 and 2005 was $28.4 million, $34.5 million and $33.6 million, respectively. Net cash used in investing activities in each year resulted from expenditures for capital equipment to support our growth and expansion of customer offerings. As we continue to expand our infrastructure to meet the needs of our growing customer base, we anticipate the continued use of cash in investing activities. We had no material commitments to purchase property and equipment, or software on December 31, 2007.

Net cash provided by financing activities for the years ended December 31, 2007, 2006 and 2005 was $11.2 million, $54.8 million and $53.9 million, respectively. For the year ended December 31, 2007, we received proceeds from our IPO of $352.7 million and repaid $183.8 million of our outstanding indebtedness under our senior secured credit facility and paid $136.0 million for Sprint Nextel for the purchase of their limited liability company interests. In addition, the change includes a $32.7 million net change in our bank overdraft and a $13.0 million net change in on our related party debt. For the year ended December 31, 2006, cash provided by financing activities resulted from $58.0 million of borrowings from our subordinated secured revolving credit facility, along with $34.8 million in bank overdraft. These were partially offset by the installment payments on our senior secured credit facility of $37.0 million. For year ended December 31, 2005, we had $500 million of financing cash inflows from borrowings under our senior secured credit facility, partially offset by a $362.6 million capital distribution to members of Virgin Mobile USA, LLC, $42.9 million repayment of related party notes payable, $20.0 million net change in our third party asset backed revolving credit line and $10.7 million in fees paid in connection with our senior secured credit facility.

Free cash flow, a non-GAAP measure, is calculated as net cash provided (used) in operating activities less capital expenditures. Free cash flow is a non-GAAP financial measure that indicates cash generated by our business after operating expenses, capital expenditures and interest expense. We believe this measure helps to (i) evaluate our ability to satisfy our debt and meet other mandatory payment obligations, (ii) measure our ability to pursue growth opportunities, and (iii) determine the amount of potential cash which may potentially be available to stockholders in the form of stock repurchase and/or dividends. Given that our business is not capital intensive, we believe this measure to be of particular relevance and utility. We also use free cash flow internally for a variety of purposes, including managing our projected cash needs. For the years ended December 31, 2007, 2006 and 2005, Free cash flow was $11.2 million, $(73.3) million and $(35.3) million, respectively. The improvement in Free cash flow from 2006 to 2007 was driven by an increase in earnings, an increase in the change in net working capital and lower capital expenditures, the latter reflecting higher capital expenditures in 2006 associated with building a new data center and higher capitalized software to support new products and services. The reduction in Free cash flow for 2006 as compared to 2005 reflects higher working capital requirements and slightly higher capital expenditures which more than offset higher earnings.

The following table illustrates the calculation of Free cash flow and reconciles Free cash flow to cash provided by (used in) operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Year Ended December 31,
(in thousands)	2007	2006	2005
	(Unaudited)
Calculation of Free cash flow:
Net cash provided/(used) in operating activities	$39,649	$(38,874)	$(1,721)
Less:
Capital expenditures	28,443	34,453	33,607

Free cash flow	$11,206	$(73,327)	$(35,328)

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

Liquidity

Credit Facilities

Senior Secured Credit Facility. In 2005, we entered into a $600 million senior secured credit facility with a group of third party financial institutions consisting of a $500 million term loan and a $100 million revolving credit facility. We used $362.6 million of the proceeds of the term loan to make a capital distribution to the owners of the Operating Partnership and $77.6 million to repay all outstanding loan balances under previous borrowing arrangements. In July 2006, we amended and restated the senior secured credit facilities as a result of an event of a default in the fourth quarter of 2005 resulting from us not maintaining the minimum net service revenue level. As a result of the default, we had no access to our revolving credit facility provided under our 2005 senior credit facilities, which resulted in a liquidity shortfall in 2006. As a result of the liquidity shortfall, we were unable to make timely payments to Sprint Nextel on amounts owed under the PCS services agreement, requiring us to negotiate with Sprint Nextel in order to receive additional time to make such payments and to pay interest on such late payments. In connection with the amendment and restatement of our 2005 senior credit facilities and our liquidity shortfall, Sprint Nextel and the Virgin Group provided us with our $100 million subordinated secured revolving credit facility, which replaced the $100 million revolving credit facility that was provided by the third party lenders under our 2005 senior credit facilities. In September 2007, we amended our senior secured credit facility to allow for the IPO. The amendment to the senior secured credit facility also contains (1) additional covenants limiting our activities, including requiring us (a) to remain a passive holding company, (b) to contribute proceeds from sales of assets or issuances of stock to the Operating Partnership and (c) not to take any action that would result in the termination of any tax receivable agreement, and (2) the payment of a 25 basis points fee, or $1 million, to consenting lenders. We may also be required, under certain circumstances, to make mandatory prepayments upon the receipt of cash proceeds from the issuance of debt, equity and asset sales, as well as the generation of excess cash flows, as defined within the amended agreement. We can not borrow any additional funds under this facility.

As December 31, 2007 and 2006, we had $276.7 million and $460.5 million, respectively, outstanding under the senior secured credit facility. The senior secured credit facility is payable in installments, with a balloon payment of $186.9 million due on December 14, 2010. During 2007, we made $183.8 million in principal payments on this credit facility, including a $150.0 million mandatory prepayment using a portion of the proceeds from the IPO.

The effect of the $150.0 million reduction in the senior secured credit facility is an improvement in cash flow and leverage, given the pro rata reduction in future principal payments and lower interest expense given the lower outstanding debt balance.

The senior secured credit facility is collateralized by a general lien on all of our current and future assets. It bears interest at a Eurodollar rate, plus an applicable margin of 4.50% to 4.95%, or an alternate base rate plus an applicable margin of 3.50% to 3.95%, depending on our leverage. The annual applicable interest rate as of December 31, 2007 and 2006 was 9.3% and 10.3%, respectively, for the outstanding balance.

Certain Covenants and Events of Default

The senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of Virgin Mobile USA, L.P. and its subsidiaries to:

•	sell assets;

•	incur additional indebtedness;

•	repay other indebtedness;

•	pay dividends and distributions or repurchase capital stock;

•	enter into agreements that restrict dividends from subsidiaries;

•	create liens on assets;

•	make investments, loans, guarantees or advances;

•	make certain acquisitions;

•	engage in mergers or consolidations;

•	enter into sale and leaseback transactions;

•	engage in certain transactions with affiliates;

•	issue preferred stock;

•	make capital expenditures;

•	amend certain material agreements;

•	change the business conducted by Virgin Mobile USA, L.P. and its subsidiaries; and

•	enter into hedging agreements.

In addition, the senior secured credit facility requires Virgin Mobile USA, L.P. to maintain the following financial covenants:

•	a minimum amount of working capital in the amount sufficient to allow our accounts payable to remain unpaid for not more than 55 days on average, from the original date of invoice;

•	a maximum leverage ratio of not more than 6.75 to 1.00 (decreasing in quarterly increments to 3.00 to 1.00 by the quarterly period ending December 31, 2008); and

•

a minimum fixed charge coverage ratio (tested quarterly commencing September 30, 2007) of at least 1.00 to 1.00 (increasing in annual increments to 1.15 to 1.00 by the quarterly period ending December 31, 2008).

The senior secured credit facility also contains certain customary affirmative covenants and events of default.

Subordinated Secured Revolving Credit Facility. In connection with our senior secured credit facility, we also entered into a $100 million subordinated secured revolving credit facility with Sprint Nextel and the Virgin

Group, with a $50 million funding commitment each from Sprint Nextel and the Virgin Group. We used $45.0 million of the net proceeds from the IPO to repay the indebtedness owed to Sprint Nextel under the subordinated secured revolving credit facility. Following the repayment, Sprint Nextel is no longer a lender under this revolving credit facility and the Virgin Group’s commitment under the facility was increased to $75 million. Accordingly, the maximum borrowing amount under this subordinated secured revolving credit facility was reduced from $100 million to $75 million. As of December 31, 2007 and 2006, we had $45.0 million and $58.0 million, respectively, outstanding under the subordinated secured revolving credit facility. Amounts outstanding under the subordinated secured revolving credit facility are subordinated to the senior secured credit facility and mature in December 2010, or when the Senior Secured Credit Facility is paid in full. We use the subordinated secured revolving credit facility to cover the operating and investing cash needs of our business. This credit facility bears interest at a rate of 3-month LIBOR plus an applicable margin of 4.50% to 4.95%, depending upon our leverage, or 12% if the 3-month LIBOR rate cannot be ascertained.

We expect to use the subordinated secured revolving credit facility and available cash for the operating and investing cash needs of our business. This includes payments to the Virgin Group and Sprint Nextel under our related party agreements.

In addition to paying interest on the outstanding principal under the subordinated secured revolving credit facility, we are required to pay a commitment fee to the Virgin Group under the subordinated secured revolving credit facility at a rate per annum currently equal to 1.0% per annum on the average daily unused portion of the subordinated secured revolving credit facility.

At the election of the Virgin Group, we may, on any interest payment date, pay interest through the issuance of a pay-in-kind, or PIK, note. The amount of the PIK note is due and payable on the date that the revolving commitments terminate, or can be prepaid as otherwise permitted under the terms of the subordinated secured revolving credit facility and the senior secured credit facility. The interest on PIK notes would be paid on the interest payment date through the issuance of additional PIK notes. We may issue PIK notes to the Virgin Group from time to time. No PIK notes were outstanding as of December 31, 2007.

Beginning December 31, 2007, a tolling charge is applied to borrowings under the subordinated secured revolving credit facility. The charge is calculated based upon the amount drawn on the subordinated secured revolving facility as of the last day of the quarter. The applicable charge of 1.0% is calculated quarterly. We anticipate, based on $45 million of current borrowings, that we will incur $1.8 million additional annual interest expense.

Prepayments

The subordinated secured revolving credit facility requires us to prepay outstanding revolving loans, subject to certain exceptions, with:

•	100% of the aggregate unpaid principal amount of all revolving loans then outstanding in excess of the then-available revolving commitments;

•

100% of the aggregate unpaid principal amount of all revolving loans owing to any lender in excess of that lender’s pro rata share(unless all lenders agree to such lender holding a non pro rata share);

•

100% of any net cash proceeds (as defined in the senior secured credit facility) from the issuance of any indebtedness, the occurrence of any asset sale or any recovery event in excess of the prepayments required under the senior secured credit facility; and

•

100% of any revolving loan if, three months after the date of the making of the loan or the rollover of the loan, any acceleration of, or other enforcement of remedies with respect to, the senior debt occurs.

In addition, under the terms of the subordinated secured revolving credit facility we are required to use commercially reasonable efforts to refinance this facility when more favorable credit terms become available.

Certain Covenants and Events of Default

The subordinated secured revolving credit facility contains a number of covenants that, among other things, subjects Virgin Mobile USA, L.P. and its subsidiaries to restrictions similar to those imposed by the senior secured credit facility. In addition, the subordinated secured revolving credit facility requires Virgin Mobile USA, L.P. to maintain the same financial covenants as those required under the senior secured credit facility.

The subordinated secured revolving credit facility also contains certain customary affirmative covenants and events of default.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us on acceptable terms or in an amount sufficient to enable us to pay interest or principal on our debt or to fund our other liquidity needs. In addition, our limited tangible assets may further limit our ability to obtain loans or access the debt capital markets. Failure to satisfy our debt covenants or make any required payments could result in defaults under our credit facilities or our future debt agreements. As a result of such default, we may not be able to access our credit facilities or capital markets. If we experience a liquidity shortfall, we may be unable to make timely payments under the PCS services agreement, tax receivable agreements to which we are a party or our other commercial agreements which could result in penalties or termination of such agreements. In addition, we may be required to repay some or all of our outstanding indebtedness prior to its scheduled maturity.

As of December 31, 2007, we were in compliance with all financial covenants under our credit facilities.

Contractual Obligations, Commitments and Contingencies

The following table provides aggregate information about our contractual obligations as of December 31, 2007:

	Payments due by period
(in thousands)	Total	2008	2009 and 2010	2011 and 2012	Thereafter
Contractual Obligations:
Long-term debt, including current portion (1)	$321,706	$32,669	$289,037	$—	$—
Interest expense on long-term debt (2)	78,311	29,051	49,260	—	—
Operating leases (3)	8,994	4,043	4,634	317	—
Purchase obligations (4)	117,297	70,770	46,527	—	—

Total	$526,308	$136,533	$389,458	$317	$—

(1)	Long-term debt represents the principal owed under our senior secured credit facility that is due in December 2010 and our subordinated secured revolving credit facility that terminates in December 2010.
(2)	Interest expense on long-term debt includes future projected interest payments on outstanding interest obligations under our existing credit facilities. The interest expense has been calculated based on the three month LIBOR at December 31, 2007.
(3)	We enter into operating leases in the normal course of business. Our operating leases include the leases on our facilities in Warren, NJ, Walnut Creek, CA, and New York, NY.
(4)	Our purchase obligations represent amounts due to vendors for minimum handset purchase obligations, royalties, licenses, market development funds and advertising. Not included in the table above are our obligations under the PCS services agreement as they are variable in nature and are based, among other things, on customers’ minutes of use. Specifically, payments will vary due to a mix of peak and off peak minutes of use. Payments under the trademark license agreements and master services agreements to related parties are variable and are not expected to have material impact on our financial position, results of operations or cash flows.

In March 2008, we amended our PCS services agreement. In March 2008, we and Sprint Nextel agreed to amend the PCS services agreement to provide that (1) we will not be subject to any true-up process and the related payment obligations with respect to the fiscal year ended December 31, 2007; (2) if the true-up with respect to the fiscal year ending December 31, 2008 indicates that the actual cost of the services Sprint Nextel sells to us is higher than the rates charged to us during such year we will only pay Sprint Nextel the difference between (A) the lower of (i) the rates that Sprint Nextel provided in advance for planning purposes and (ii) the rates based on Sprint Nextel’s actual costs, and (B) the actual rates charged to us; and (3) beginning with the first quarter of the fiscal year ending December 31, 2009, the true-up and pricing process set forth in the PCS services agreement prior to the amendment will apply unless otherwise agreed by the parties.

We are subject to legal proceedings and claims arising in the normal course of business. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results. At this time, it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from these matters. Should developments in any of these matters cause an unfavorable outcome and result in the need to recognize a material accrual, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

We and certain of our officers are defendants in five separate class-action federal lawsuits. Each of the suits alleges that the prospectus and registration statement files pursuant our IPO contained materially false and misleading statements in violation of the Securities Act of 1933, and additionally alleges that at the time of the IPO we were aware, but did not disclose, that the results for the third quarter of 2007 indicated widening losses and slowing subscriber growth trends. At this time, it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from these lawsuits. Should developments in any of these lawsuits cause an unfavorable outcome and result in the need to recognize a material accrual, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recently Issued and Newly Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards No. 141 (R), Business Combinations, or SFAS 141(R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 160 requires reporting noncontrolling (minority) interests in subsidiaries in the same way equity in the consolidated financial statements. It also requires transactions between an entity and noncontrolling interests to be treated as equity transactions. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact, if any, that the adoption of SFAS 141(R) and SFAS 160 may have on its consolidated results of operations, cash flows, or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On January 1, 2007, we adopted FIN 48; the result was not material.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with original maturities of 90 days or less at the date of purchase to be cash equivalents. We are exposed to interest rate risks primarily through borrowings under our existing credit facilities. Interest on all of our borrowings under our existing credit facilities is variable based on LIBOR plus an applicable margin. As of December 31, 2007, our borrowings were $276.7 million under our senior secured credit facility and $45.0 million under our subordinated secured revolving credit facility. As a condition on some of our borrowings, we are required to engage in hedging agreements that provide for at least 50% of the aggregate principal amount being subject to either a fixed interest rate or interest rate protection for a period of not less than two years. We have entered into two amortizing float to fixed interest rate swaps, with a combined value of $211.8 million as of December 31, 2007, which hedge 77% of the aggregate principal amount of the senior secured credit facility as of December 31, 2007. These swaps mature on December 31, 2008. If we do not renew our swaps, our interest expense would increase approximately $0.3 million on an annual basis based on the interest rates in effect as of December 31, 2007. Based on the debt obligations payable as of December 31, 2007, we estimate that interest expense relating to the variable interest rate portion of the debt would increase by approximately $0.8 million on an annual basis in the event interest rates were to increase by 12.5 basis points.

Our operations are based in the United States and, accordingly, all of our transactions are denominated in U.S. dollars. We are currently not exposed to market risks from changes in foreign currency.

As of December 31, 2007, we held approximately $19,000 in cash and cash equivalents. Outstanding checks in excess of cash balances with the same financial institution were recorded as a book cash overdraft and classified as a current liability in our Balance Sheets and as a financing activity in our Statement of Cash Flows.

Item 8.	Financial Statements and Supplementary Data.

The Company’s consolidated financial statements and supplementary data are included in pages F-3 through F-36 of this Annual Report on Form 10-K. See accompanying “Item 15. Exhibits and Financial Statement Schedules” and “Index to Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of Internal Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K.

Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective because of material weaknesses, discussed below, in our internal control over financial reporting.

As previously disclosed in our prospectus dated October 10, 2007 and filed with the Securities and Exchange Commission on October 11, 2007, during the preparation of the financial statements of Virgin Mobile USA, LLC for the six months ended June 30, 2007, we identified errors in our financial statements in the amount of $0.5 million, $(0.3) million, $(0.3) million and $3.8 million to our net income/(loss) for the years ended December 31, 2006, 2005, 2004 and for the three months ended March 31, 2007, respectively. These errors, which we have determined to be material weaknesses in our internal controls over financial reporting, were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues, which overstated our net service revenue and overstated our cost of service in each period, except for the three month period ended March 31, 2007, which understated our net service revenue and overstated our cost of service. We corrected these errors through a restatement of our results for the three month period ended March 31, 2007 and an out-of-period net adjustment amounting to $(0.1) million (comprised of the cumulative effect of the prior year errors in the amount of $0.5 million, $(0.3) million and $(0.3) million for the years ended December 31, 2006, 2005 and 2004, respectively) reflected in our financial statements for the six months ended June 30, 2007 and the nine months ended September 30, 2007. We have not restated our financial statements for any period ended on or prior to December 31, 2006, as we do not believe these errors were material to any interim or annual prior periods. The impact of the out-of-period adjustments in 2007 are not material to our financial statements for the three month period ended March 31, 2007, the six month period ended June 30, 2007, the nine-month period ended September 30, 2007 and our projected financial results for the year ending December 31, 2007.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure that our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, our management believes that the financial statements presented in this annual report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for all periods presented.

(b) Changes in Internal Control over Financial Reporting

In September 2007, in order to remediate the material weaknesses described in the preceding paragraphs, we commenced an external assessment of our revenue flows and control points and the implementation of additional monitoring controls in the periodic reconciliations of the affected accounts and corrections to those interfaces responsible for the errors. This external assessment was completed in the quarter ended December 31, 2007. As a result of the assessment, we launched a dedicated team to institute automated monitoring functionality which will both enhance our ability to monitor data flows over a number of key control points and provide management with more timely information in the event discrepancies should occur, as well as, to correct the system interfaces. These measures, which are ongoing, are intended to ensure that future remediation of potentially material weaknesses will take place prior to results being reported.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Applicable portions of the definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockowners to be held May 15, 2008 are incorporated by reference into this Form 10-K.

Item 11.	Executive Compensation.

Applicable portions of the definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockowners to be held May 15, 2008 are incorporated by reference into this Form 10-K.

Recent Events

2008 Incentive Plan

On March 13, 2008, the Board of Directors of Virgin Mobile USA, Inc. (the “Company”) approved the terms of the Company’s 2008 Incentive Plan (the “2008 Incentive Plan” or “Plan”).

The 2008 Incentive Plan provides for the grant of annual incentive awards, mid-term incentive awards and sales incentive awards. All Company employees, including senior management, are eligible to be designated participants in the Plan.

Annual Incentive Awards. Annual incentive awards granted under the Plan for 2008 will have two performance and payout cycles, each consisting of two quarters and representing one-half of the annual bonus target for 2008. Payouts for the first half of 2008 will take place in August 2008, and for the second half of 2008 in February 2009.

Component metrics for 2008 annual incentive awards are based on department-specific as well as Company-wide performance metrics. The three Company metrics – revenue, net adds and adjusted EBITDA – are weighted at 25%, 25% and 50%, respectively, with the emphasis on earnings and customer growth intended to create an incentive for profitable, sustainable growth.

Bonuses for named executive officers will be based entirely on Company performance. For other employees, bonuses will also depend on performance against department and individual goals, as approved by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). Department goals and metrics, which are based on specific, measurable criteria relating to overall Company performance, differ from department to department. At the end of each bonus cycle, department ratings will be assigned based on the performance of each department against its particular objectives.

Payouts will range from a 50% threshold to 150% maximum of the targets established by the Compensation Committee, based upon company, department and individual objectives. Threshold, target and maximum levels for service revenue, net adds and adjusted EBITDA are established by the Compensation Committee. The Company portion of the bonus pool will accrue based upon projected financial results. The Compensation Committee has determined that the sum of the aggregate bonus pool with respect to department and individual results and for employees other than named executive officers, which are based upon specific targets relating to the department and individuals in question, will correlate with Company results and accrue at 110% of the target established by the Compensation Committee.

Mid-Term Incentive Awards. Named executive officers and selected other employees are eligible to receive mid-term incentive awards under the Plan. The Plan provides that mid-term incentive awards may be granted over two annual performance cycles. Awards for performance will be paid in equal amounts fourteen (14) months after the Mid-Term Incentive Award grant date and (6) months thereafter. Any grants of mid-term incentive awards after 2009 will be subject to approval by the Compensation Committee. Awards will be based on Company-based performance metrics determined by the Compensation Committee, and payouts will range from 50% to 150% of individual targets based on annual Company results for adjusted EBITDA and service revenue. The target awards with respect to performance in 2008 for the Company’s named executive officers are as follows: Daniel H. Schulman, $700,000; John D. Feehan, Jr., $240,000; Peter Lurie, $225,000; Jonathan Marchbank, $250,000; and David R.J. Messenger, $210,000.

The Plan provides that, in the event of a participant’s termination of employment during a performance period due to death or disability, mid-term incentive awards will be paid out at the time of such termination at the target level of performance on a pro rata basis to the fraction of time served in the performance period versus the entire performance period.

Upon a participant’s termination of employment due to retirement during a performance period, unless otherwise provided in an award agreement or determined by the Compensation Committee, mid-term incentive awards will be paid out at the end of the performance period based on actual results as if there had been no termination of employment, but the calculation of the amount payable will be on a pro rata basis to time served during the performance period until the date of such termination due to retirement.

Upon a participant’s termination of employment without cause or for good reason (each as defined in the Plan) during a performance period, unless otherwise provided in an award agreement or determined by the Compensation Committee, incentives will be paid out at the time of termination of employment at a target level of performance on a pro rata basis to the fraction of time served in the performance period versus the entire performance period.

Upon a participant’s termination of employment due to a change in control (as defined in the Plan) during a performance period, incentives will be paid out at the time of termination of employment at the target level of performance in respect of the entire performance period.

Sales Incentive Awards. All full-time and part-time employees in the Company’s sales department are eligible to receive sales incentive awards under the Plan. The Plan provides that sales incentive awards will have quarterly performance cycles. The performance targets and sales performance objectives with respect to sales incentive awards will be determined by the Chief Operating Officer of the Company.

The full text of the Virgin Mobile USA Incentive Plan is filed as Exhibit 10.20 to this Annual Report on Form 10-K and is incorporated by reference into this Item 11.

Schulman Employment Agreement

On March 13, 2008, the Company entered into an employment agreement with Mr. Schulman, which amends and restates his prior agreement, dated August 1, 2005. The provisions of the new employment agreement apply effective January 1, 2008.

Under the terms of the agreement, Mr. Schulman is entitled to an annual base salary of $750,000 effective January 1, 2008, up from $600,000 in 2007. Mr. Schulman has elected to waive the increase for 2008, effective February 15, 2008. The benefits and payments under the agreement, including severance but excluding the 2008 annual bonus, will continue to be predicated on a salary of $750,000. The Board will have full discretion over any future base salary increases. Mr. Schulman is eligible to earn a semi-annual target bonus award equal to 120% of his base salary during such semi-annual period, based upon, and subject to, the achievement of reasonable semi-annual performance objectives established by the Board. In addition, Mr. Schulman will be eligible for $700,000 in compensation under the terms of the 2008 Incentive Plan, which is described above, based on Company performance in 2008.

Mr. Schulman will receive long-term incentive grants consisting of 400,000 restricted stock units subject to a three-year vesting period (one-third in each of 2009, 2010 and 2011), Mr. Schulman’s continued employment and the achievement of an annual performance condition based on the Company’s earnings per share. These restricted stock units are subject to certain provisions providing for forfeiture and repayment of the value of shares issued with respect to such restricted stock units upon a breach of the agreement’s restrictive covenants (as described below).

In the event that Mr. Schulman’s employment with the Company is terminated by reason of death, disability, without cause or for good reason (each as defined in the agreement), Mr. Schulman will be entitled to a lump sum cash payment equaling two times the sum of (a) his annual salary at the time of termination plus (b) the target semi-annual bonus amounts for the year in which such termination of employment occurs paid twenty days following termination of employment and (c) a pro rata portion of the actual semi-annual bonus for the year of termination and any mid-term bonuses for any uncompleted measuring period, based on actual Company performance for such measurement period, with such pro rata amounts payable at the time such bonuses would have otherwise been payable had Mr. Schulman’s employment not terminated. In addition, equity award grants made both in 2007 and during the term of the agreement (including the long-term incentive grants of restricted stock units described above) will become vested for additional shares equal to the total number of shares subject to such grants multiplied by a fraction, the numerator of which equals the number of months from the date of grant through the date of termination, plus twelve, and the denominator of which equals the number of months in all vesting periods applicable to such grants. In the event that either Mr. Schulman remains employed with the Company six months following a change in control (as defined in the agreement) or Mr. Schulman’s employment with the Company is terminated without cause or for good reason either within six months after, or six months prior to and in anticipation of, a change in control, all equity award grants made in 2007 and during the term of the agreement (including the long-term incentive grants of restricted stock units described above) then held by Mr. Schulman will accelerate and vest as of the six month anniversary of the change in control (if Mr. Schulman remains employed until such date) or the date of such termination (whichever occurs first).

In the event Mr. Schulman’s employment is terminated by the Company for cause, or Mr. Schulman resigns without good reason, Mr. Schulman will be entitled to (a) his base salary and any accrued but unused and unpaid vacation, through the date of termination, (b) any semi-annual bonus and mid-term bonus earned, but unpaid, as of the date of termination for the immediately preceding fiscal year, (c) reimbursement within sixty (60) days following Mr. Schulman to the Company of appropriate supporting documentation for any unreimbursed expenses properly incurred and (d) such employee benefits to which he is entitled.

In the event Mr. Schulman’s employment is terminated pursuant to a mutually agreed succession plan with respect to the position of Chief Executive Officer (as defined in the agreement), Mr. Schulman will be entitled to a lump sum cash payment equal to (a) his annual salary at the time of termination plus (b) the target semi-annual bonus amounts for the year in which such termination of employment occurs paid twenty days following termination of employment and (c) a pro rata portion of the actual semi-annual bonus for the year of termination and any mid-term bonuses for any uncompleted measuring period Mr. Schulman would have been entitled to receive for such measuring period, based on actual Company performance for such measurement period, with such pro rata amounts payable at the time such bonuses would have otherwise been payable had Mr. Schulman’s employment not terminated. In addition, all unvested equity awards granted in either 2007 or during the term of the agreement and then held by Mr. Schulman will accelerate and vest as of the date of termination.

In the event of a termination of employment by the Company without cause or by Mr. Schulman for good reason (in either case, whether or not within one year of a change in control) or a termination of employment pursuant to a mutually agreed succession plan (as described above), Mr. Schulman would be entitled to an extended post-termination exercise period of 24 months for any outstanding stock options held by him on the date of such termination (subject to early termination upon a breach of the agreement’s restrictive covenants, as described below).

The agreement contains restrictive covenants governing non-competition and non-solicitation during the term of Mr. Schulman’s employment and the one-year period following the termination of Mr. Schulman’s employment for any reason. In the event Mr. Schulman breaches the agreement’s restrictive covenants during the one-year period following a termination of employment, all unvested restricted stock units then held by Mr. Schulman will be automatically forfeited as of the date of such breach and, with respect to any shares of Company stock issued to Mr. Schulman pursuant to the vesting of restricted stock units within the lesser of the one-year period preceding such breach or the period of time elapsed from the date of termination through the date of such breach or upon the exercise of stock options during the period beginning on the date of Mr. Schulman’s termination of employment and ending on the first anniversary of such termination, Mr. Schulman will pay to the Company the value of such shares received (as determined by the market price of the shares of Company stock as of the date of the lapse of such restrictions with respect to restricted stock units or the date of exercise of such options, as the case may be). In addition, the extended post-termination stock option exercise period (described above) will terminate upon such breach of the agreement’s restrictive covenants.

The agreement provides that in the event that payments and/or benefits Mr. Schulman receives as compensation in the event of a change in control of the Company are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or to any interest or penalties related to the excise tax, the Company will pay Mr. Schulman an excise tax gross-up payment equal to the lesser of (1) $5,000,000 or (2) the amount necessary to ensure that, after payment by the Mr. Schulman of all federal, state and local taxes (including any interest or penalties imposed with respect to such taxes), he will retain payments equal to the excise tax imposed.

The full text of Mr. Schulman’s employment agreement is filed as Exhibit 10.19 to this Annual Report on Form 10-K and is incorporated by reference into this Item 11.

Grant of Restricted Stock Units

Effective March 13, 2008, the Board approved the grants of restricted stock units to the Company’s named executive officers, as follows: John D. Feehan Jr., 130,000; Peter Lurie, 90,000; Jonathan Marchbank, 150,000 and David R. J. Messenger, 90,000. These restricted stock unit grants will vest equally over three years, subject to continued employment and the Company achieving the annual performance condition set by the Compensation Committee based on the Company’s earnings per share. The restricted stock unit grants were made pursuant to the terms of the Company’s 2007 Omnibus Incentive Compensation Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Applicable portions of the definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockowners to be held May 15, 2008 are incorporated by reference into this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Applicable portions of the definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockowners to be held May 15, 2008 are incorporated by reference into this Form 10-K.

Item 14.	Principal Accounting Fees and Services.

Applicable portions of the definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockowners to be held May 15, 2008 are incorporated by reference into this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

Exhibits No.	Description
3.1	Amended and Restated Certificate of Incorporation *

3.2	Amended and Restated Bylaws *

4.1	Stockholders’ Agreement, dated October 16, 2007 *

4.2	Registration Rights Agreement, dated October 16, 2007 *

10.1	Sprint Nextel Tax Receivable Agreement, dated October 16, 2007 *

10.2	Virgin Group Tax Receivable Agreement, dated October 16, 2007 *

10.3	Limited Partnership Agreement of Virgin Mobile USA, L.P., dated October 16, 2007 *

10.4	Amended and Restated PCS Services Agreement, dated October 16, 2007 **

10.5	Amendment No. 1 to Amended and Restated PCS Services Agreement, dated October 16, 2007 **

10.6	Amendment No. 2 to Amended and Restated PCS Services Agreement, dated March 12, 2008

10.7	Amended and Restated Trademark License Agreement among Virgin Enterprises Limited and Virgin Mobile USA, LLC, dated October 16, 2007 *

10.8	Amended and Restated Trademark License Agreement between Sprint Communications Company, L.P. and Virgin Mobile USA, LLC, dated October 16, 2007 *

10.9	Amended and Restated Credit Agreement among Virgin Mobile USA, LLC, the Lenders thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents named therein dated July 19, 2006 **

10.10	Distribution Agreement between Sprint Spectrum, L.P. and Virgin Mobile USA, LLC dated September 23, 2004 **

10.11	Virgin Mobile Distribution Agreement, as amended, between Virgin Mobile USA, LLC and Virgin Entertainment Group, Inc. dated April 24, 2002 **

10.12	Master Services Agreement between Sprint Communications Company L.P. and Virgin Mobile USA, LLC dated January 24, 2003 **

10.13	Virgin Mobile USA, Inc. 2007 Omnibus Incentive Compensation Plan **

10.14	Form of Employment Agreement between Virgin Mobile USA, LLC and Virgin Mobile USA, LLC employees **

Exhibits No.	Description

10.15	Subordinated Credit Agreement among Virgin Mobile USA, LLC, Virgin Entertainment Holdings, Inc. and Sprint Spectrum L.P. dated July 19, 2006 **

10.16	First Amendment and Consent to the Amended and Restated Credit Agreement among Virgin Mobile USA, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent **

10.17	First Amendment and Consent, dated as of September 21, 2007 to the Subordinated Credit Agreement, dated as of July 19, 2006 among Virgin Mobile USA, LLC, Virgin Entertainment Holdings, Inc. and Sprint Spectrum L.P. **

10.18	Reorganization and Purchase Agreement by and among Virgin Mobile USA, Inc., Virgin Mobile USA, LLC and other parties thereto**

10.19	Amended and Restated Employment Agreement between Virgin Mobile USA, Inc. and Daniel H. Schulman.

10.20	Virgin Mobile USA 2008 Incentive Plan Document

21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers, LLP

31.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 16, 2007.
**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-142524).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2008

VIRGIN MOBILE USA, INC.

By:	/S/ DANIEL H. SCHULMAN
Name:	Daniel H. Schulman
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ DANIEL H. SCHULMAN Daniel H. Schulman	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN D. FEEHAN JR. John D. Feehan Jr.	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ THOMAS O. RYDER Thomas O. Ryder	Chairman of the Board of Directors

/S/ L. KEVIN COX L. Kevin Cox	Director

/S/ FRANCES BRANDON-FARROW Frances Brandon-Farrow	Director

/S/ DOUGLAS B. LYNN Douglas B. Lynn	Director

/S/ MARK POOLE Mark Poole	Director

/S/ ROBERT SAMUELSON Robert Samuelson	Director

/S/ KENNETH T. STEVENS Kenneth T. Stevens	Director

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Virgin Mobile USA, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Virgin Mobile USA, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 14, 2008

Virgin Mobile USA, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	As of December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$19	$8
Accounts receivable, less allowances of $610 and $471	57,956	70,961
Due from related parties	321	12,301
Other receivables	14,613	15,103
Inventories	137,364	90,815
Prepaid expenses and other current assets	19,722	26,188

Total current assets	229,995	215,376

Property and equipment	154,162	126,324
Accumulated depreciation and amortization	(108,249)	(74,796)

Property and equipment, net	45,913	51,528
Other assets	6,131	10,043

Total assets	$282,039	$276,947

Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$111,753	$95,243
Due to related parties	56,486	41,569
Book cash overdraft	2,045	34,769
Accrued expenses	73,142	96,465
Deferred revenue	128,125	127,434
Current portion of long-term debt	32,669	37,029

Total current liabilities	404,220	432,509

Long-term debt	244,037	423,500
Related party debt	45,000	58,000
Other liabilities	3,981	7,417

Total non-current liabilities	293,018	488,917

Commitments and contingencies (See Note 13)

Stockholders’ deficit:
Common stock:
Class A common stock, par value $0.01 per share—200,000,000 shares authorized and 53,136,839 shares, net of 13,231 treasury shares and 25,682,187 shares issued and outstanding at December 31, 2007 and 2006, respectively	532	257
Class C common stock, par value $0.01 per share—999,999 shares authorized and 115,062 shares issued and outstanding at December 31, 2007 and 2006	1	1
Class B common stock, par value $0.01 per share—1 share authorized, issued and outstanding at December 31, 2007 and 2006	—	—
Additional paid-in-capital	340,382	112,750
Accumulated deficit	(754,860)	(759,078)
Accumulated other comprehensive (loss) income	(1,254)	1,591

Total stockholders’ deficit	(415,199)	(644,479)

Total liabilities and stockholders’ deficit	$282,039	$276,947

Virgin Mobile USA, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Operating revenue
Net service revenue	$1,227,045	$1,020,055	$883,816
Net equipment revenue	85,890	90,524	106,116

Total operating revenue	1,312,935	1,110,579	989,932
Operating expenses
Cost of service (exclusive of depreciation and amortization)	349,555	299,130	309,321
Cost of equipment	425,263	378,981	361,655
Selling, general and administrative (exclusive of depreciation and amortization)	446,708	401,964	346,723
(Gain) loss from litigation	—	(15,384)	29,981
Depreciation and amortization	33,608	28,381	19,413

Total operating expenses	1,255,134	1,093,072	1,067,093

Operating income (loss)	57,801	17,507	(77,161)

Other expense (income)
Interest expense—net	53,391	52,180	25,281
Other (income) expense	(129)	2,268	6,223

Total other expense	53,262	54,448	31,504

Income (loss) before income tax expense	4,539	(36,941)	(108,665)
Income tax expense	321	—	—

Net income (loss)	4,218	(36,941)	(108,665)
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swap	(2,845)	1,131	460

Total comprehensive (loss) income	$1,373	$(35,810)	$(108,205)

Basic and diluted earnings (loss) per share information:
Earnings (loss) per common share—basic	$0.13	$(1.45)	$(4.49)
Earnings (loss) per common share—diluted	$0.08	$(1.45)	$(4.49)

Weighted average common shares outstanding—basic	31,495	25,497	24,184
Weighted average common shares outstanding—diluted	53,211	25,497	24,184

Virgin Mobile USA, Inc.

Statements of Changes in Stockholders’ Deficit

(In thousands)

	Common Stock Class A and C		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2004	23,941	$239	$418,701	$(613,472)	$—	$(194,532)
Issuance of common stock	1,451	15	7,608	—	—	7,623
Return of capital	—	—	(362,601)	—	—	(362,601)
Non-cash capital contributions	—	—	34,237	—	—	34,237
Amortization of non-cash compensation expense	—	—	1,475	—	—	1,475
Unrealized gain on interest rate swap	—	—	—	—	460	460
Net loss	—	—	—	(108,665)	—	(108,665)

Balance at December 31, 2005	25,392	254	99,420	(722,137)	460	(622,003)
Issuance of common stock	405	4	8,075	—	—	8,079
Non-cash capital contributions	—	—	2,692	—	—	2,692
Amortization of non-cash compensation expense	—	—	2,563	—	—	2,563
Unrealized gain on interest rate swap	—	—	—	—	1,131	1,131
Net loss	—	—	—	(36,941)	—	(36,941)

Balance at December 31, 2006	25,797	258	112,750	(759,078)	1,591	(644,479)
Issuance of Class A common stock	13	—	408	—	—	408
Restricted shares issued	508	5	(5)	—	—	—
Non-cash capital contributions	—	—	847	—	—	847
Return of capital	—	—	(8)	—	—	(8)
Amortization of non-cash compensation expense	—	—	7,423	—	—	7,423
Conversion of SARS	—	—	906	—	—	906
Stock option exercises	146	2	1,667	—	—	1,669
Net proceeds from issuance of class A common stock	25,467	255	352,417	—	—	352,672
Unrealized loss on interest rate swap	—	—	—	—	(2,845)	(2,845)
Conversion of minority shareholder’s ownership in Virgin Mobile USA, LLC units to Class A Common Stock	1,333	13	(136,023)	—	—	(136,010)
Treasury Stock—Class A common stock	(13)		—	—	—	—
Net income	—	—	—	4,218	—	4,218

Balance at December 31, 2007	53,251	$533	$340,382	$(754,860)	$(1,254)	$(415,199)

Virgin Mobile USA, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating Activities
Net income (loss)	$4,218	$(36,941)	$(108,665)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,608	28,381	19,413
Loss from asset disposal	450	—	—
Amortization of deferred financing costs	3,643	4,021	1,790
Non-cash charges for stock-based compensation and stock issuance	7,423	9,024	9,098
Non-cash charges associated with barter transactions	—	(3,195)	—
Non-cash cost of royalties and services	693	2,692	—
Provision for bad debts	202	375	1,373
Foreign currency exchange loss	—	—	5,423
Changes in assets and liabilities:
Accounts receivable	12,803	(2,787)	(4,062)
Due from related parties	11,980	(547)	(7,786)
Other receivables	(2,504)	(9,053)	(2,389)
Inventories	(46,549)	(46,413)	(3,350)
Prepaid expenses and other assets	6,885	(8,471)	2,464
Accounts payable	16,510	17,475	13,178
Due to related parties	15,136	(14,347)	8,925
Deferred revenue	691	31,036	26,854
Accrued expenses and other liabilities	(25,540)	(10,124)	36,013

Net cash provided by (used in) operating activities	39,649	(38,874)	(1,721)

Investing Activities
Capital expenditures	(28,443)	(34,453)	(33,607)

Net cash used in investing activities	(28,443)	(34,453)	(33,607)

Financing Activities
Net change in book cash overdraft	(32,724)	34,769	(7,455)
Proceeds from long-term debt	—	—	500,000
Repayment of long-term debt	(183,794)	(37,000)	(2,500)
Repayment of line of credit	—	—	(42,919)
Net change in related party debt	(13,000)	58,000	(19,973)
Financing fees	—	(1,013)	(10,678)
Net proceeds from public offering of Class A common stock	352,672	—	—
Proceeds paid to a stockholder for a portion of Virgin Mobile USA, LLC	(136,010)	—	—
Return of capital to stockholders	(8)	—	(362,601)
Proceeds from exercise of options	1,669	—	—

Net cash provided by financing activities	(11,195)	54,756	53,874

Net (decrease) increase in cash and cash equivalents	11	(18,571)	18,546

Cash and cash equivalents at beginning of year	8	18,579	33

Cash and cash equivalents at end of year	$19	$8	$18,579

Supplemental disclosure of cash flow information
Cash paid for interest	$51,451	$52,328	$24,470

Non-cash activities
Contributions by stockholders	$1,255	$2,692	$—
Equity earned by stockholders	$—	$8,079	$7,623
Conversion of debt to capital	$—	$—	$(34,120)
Conversion of SAR’s to equity	$906	$—	$—

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

1.	Overview and Basis of Presentation

Overview

Virgin Mobile USA, Inc., a Delaware corporation, was formed on April 11, 2007 and capitalized on April 17, 2007 as a holding company for the purposes of facilitating an initial public offering (“IPO”) of common equity, which was completed on October 16, 2007. Prior to completion of the IPO, Virgin Mobile USA, Inc. and its subsidiaries (the “Company”) completed reorganization transactions (the “Reorganization”), described below. Pursuant to the Reorganization, Virgin Mobile USA, LLC, the principal operating entity for the Company’s business, converted into a Delaware limited partnership, changed its name to Virgin Mobile USA, L.P. (the “Operating Partnership”), the principal operating entity for the Company’s business, and became an indirect, majority-owned subsidiary of the Company. The Company serves as the holding company for the public’s common equity interests in the business.

Prior to the Reorganization, Virgin Mobile USA, LLC was owned by an affiliate of Sprint Nextel Corporation, together with its affiliated entities, (“Sprint Nextel”), an affiliate of the Virgin Group Holdings Limited, together with its affiliated entities, (the “Virgin Group”), and two other minority investors. The Virgin Group held its interest in Virgin Mobile USA, LLC through Bluebottle USA Holdings L.P., (“Holdings”). The general partner of Holdings, Bluebottle USA Investments L.P., (“Investments”), owned a 99% interest in Holdings. The remaining 1% of Holdings was owned by a minority investor and VMUI, Inc., the limited partners of Holdings’. Investments was indirectly 100% owned by the Virgin Group.

As part of the Reorganization, Sprint Nextel (1) contributed a portion of its interest in Virgin Mobile USA, LLC to Virgin Mobile USA, Inc. in consideration for shares of Class A common stock (which were sold in the IPO) and one share of Class B common stock and (2) sold a portion of its interest in Virgin Mobile USA, LLC to Virgin Mobile USA, Inc. for $136.0 million, which consideration was based on the amount Sprint Nextel would have received had it converted such limited liability company interests into shares of the Company’s Class A common stock and sold the shares in the IPO. Minority investors in Virgin Mobile USA, LLC contributed their respective interests in Virgin Mobile USA, LLC to Virgin Mobile USA, Inc. in consideration for shares of Class A common stock (a portion of which were sold in the IPO). The minority investor in Holdings contributed its limited partnership interest in Holdings to Virgin Mobile USA, Inc. in consideration for shares of Class A common stock. The Virgin Group contributed its interests in Investments and its interests in a newly-formed entity, VMU GP, LLC, to Virgin Mobile USA, Inc. in consideration for shares of Class A and Class C common stock, resulting in Virgin Mobile USA, Inc. being (directly and indirectly) the sole owner of Holdings, and VMUI, Inc. was liquidated. Virgin Mobile USA, Inc. contributed a small part of its interest in Virgin Mobile USA, LLC to a newly-formed entity, VMU GP1, LLC, in exchange for all of the interests in VMU GP1, LLC. Virgin Mobile USA, Inc. then contributed all of its interests in VMU GP1, LLC to Investments, which in turn contributed such interests to Holdings. The limited partnership agreement of Virgin Mobile USA, L.P., provides that VMU GP1, LLC manage and control its business and affairs. VMU GP1, LLC is an indirect, wholly-owned subsidiary of the Company.

Following the Reorganization and the IPO, Virgin Mobile USA, Inc., became a holding company with no material assets other than 81.5% of the equity interest in the Operating Partnership. The remaining 18.5% of the equity interest in the Operating Partnership is owned by Sprint Nextel and shown as minority interest in the consolidated financial statements. All of the Company’s business is conducted through the Operating Partnership. As of December 31, 2007, the equity in the Company’s business was owned 35.1% by Corvina Holdings Limited and Cortaire Limited, affiliates of the Virgin Group, 18.5% by Sprint Nextel, through its ownership in the Operating Partnership, and the remaining 46.4% was owned by other minority investors and the public. Sprint Nextel may exchange its partnership units in the Operating Partnership for shares of the Company’s Class A common stock on a one-for-one basis, subject to certain conversion rate adjustments for stock splits, stock dividends and similar events.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

On October 16, 2007, the Company completed its IPO and the Company and the selling stockholders sold 27,500,000 shares of Class A Common Stock. The Company received net proceeds of $352.7 million, after deducting underwriting commissions and discounts of $23.7 million and offering expenses of $7.4 million. The Company used $136.0 million of the IPO proceeds to pay Sprint Nextel for a portion of Sprint Nextel’s limited liability company interests in Virgin Mobile USA, LLC that the Company purchased in connection with the reorganization and the IPO. This amount was based on the amount Sprint Nextel would have received had it converted such limited liability company interests into Class A common shares and sold such shares in the IPO. The remaining net proceeds of $216.7 million were used to (1) repay $150 million of outstanding borrowings and $0.8 million of accrued interest under the senior secured credit facility and (2) repay $45 million of indebtedness and $0.6 million of accrued interest owed to Sprint Nextel under the subordinated secured revolving credit facility. Subsequent to the IPO, the remaining net proceeds of approximately $20 million were used for general corporate purposes.

Following the reorganization and the IPO, the authorized capital stock of the Company consists of: (i) Class A common stock, entitled to one vote per share on all matters submitted to a vote of stockholders; (ii) one share of Class B common stock (held by Sprint Nextel) entitled to a number of votes per share on all matters submitted to a vote of stockholders that is equal to the total number of shares of Class A common stock for which the partnership units that Sprint Nextel holds in the Operating Partnership are exchangeable; (iii) Class C common stock (presently held by the Virgin Group) entitled to one vote per share on all matters submitted to a vote of stockholders and convertible into Class A common stock on a one-for-one basis at any time; and (iv) preferred stock, no preferred stock is presently outstanding. Sprint Nextel and the Virgin Group, the principal stockholders, are able to exercise control over the Company’s management and affairs and all matters requiring stockholder approval as a result of their combined ownership of 53.5% voting power in Virgin Mobile USA, Inc., in the form of Class A common stock and Class C common stock in the case of the Virgin Group and in the form of Class B common stock in the case of Sprint Nextel.

Sprint Nextel, the Virgin Group and the Company are parties to a stockholders’ agreement. The stockholders’ agreement contains various governance provisions, including provisions relating to the voting of Sprint Nextel’s and the Virgin Group’s voting interests in Virgin Mobile USA, Inc. The stockholders’ agreement provides that Sprint Nextel and the Virgin Group will vote their shares of Class A common stock, Class B common stock and Class C common stock of Virgin Mobile USA, Inc. to elect to the board of directors of Virgin Mobile USA, Inc. three directors nominated by Sprint Nextel, three directors nominated by the Virgin Group, three independent directors and one director who is the Company’s chief executive officer. The number of directors that each of Sprint Nextel and the Virgin Group may designate will be reduced if their voting interest in Virgin Mobile USA, Inc. is reduced below certain levels specified in the stockholders’ agreement. If their respective ownership interests are below 25%, but at least 10%, each of Sprint Nextel and the Virgin Group will be entitled to designate two directors to the Company’s board, and if such ownership interests are below 10%, but at least 5%, each of Sprint Nextel and the Virgin Group will be entitled to designate one director to the Company’s board. If the Company qualifies as a “controlled company” under the NYSE rules, Sprint Nextel or the Virgin Group will have the right to designate one of its appointed directors as chairman of the board if it has the right to designate three directors to the Company’s board. If both Sprint Nextel and the Virgin Group have the right to appoint three directors to the Company’s board, then each is permitted to designate one of its appointed directors as a co-chairman of the Company’s board. In addition, (1) if Sprint Nextel is not entitled to designate any directors, so long as the PCS services agreement remains effective, Sprint Nextel will have the right to designate one director to the Company’s board of directors, irrespective of its ownership interest and (2) if the Virgin Group is not entitled to designate any directors, so long as the Virgin trademark license agreement remains effective, the Virgin Group will have the right to designate one director to the Company’s board of directors, irrespective of its ownership interest. Sprint Nextel and the Virgin Group have the right to

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

remove and replace their respective director-designee(s) at any time and for any reason, and to fill any vacancies otherwise resulting in such director positions. As long as either Sprint Nextel or the Virgin Group have the right to designate at least one director to the Company’s board of directors, then Sprint Nextel or the Virgin Group, as the case may be, have the right to appoint one director to the compensation committee of the Company’s board of directors. These provisions regarding the appointment of directors will remain in effect until the latest date permitted by applicable law, including any New York Stock Exchange requirements. In addition, within a year of Virgin Mobile USA, Inc. ceasing to be a “controlled company” under the New York Stock Exchange rules, the composition of its board of directors will be adjusted to comply with the New York Stock Exchange requirements, as necessary. Under the terms of the stockholders’ agreement, as long as each of Sprint Nextel and the Virgin Group have ownership interests in the Company of at least 10%, the following actions will require the consent of each of Sprint Nextel and the Virgin Group: (i) merger, consolidation, reorganization or sale of all or substantially all of the assets of the Company; (ii) change of control of the Company to a direct strategic competitor of Sprint Nextel, the Virgin Group or the Company; (iii) dissolution or liquidation of the Company; (iv) issuance of equity securities, subject to certain exceptions; (v) sale of assets representing 50% of the Company’s assets based on the most recently available audited balance sheet; (vi) changing the size of the board of directors; and (vii) amending provisions of the Company’s bylaws that relate to the election of directors and the consent rights of Sprint Nextel and the Virgin Group.

The Company is a mobile virtual network operator, commonly referred to as an MVNO, offering prepaid, or pay-as-you-go wireless communication services, including voice, data, and entertainment content, without owning a wireless network. The Company uses the “Virgin Mobile” name and logo under license from Virgin Enterprises Ltd. The Company offers service over the nationwide Sprint PCS network under the terms of a PCS Services Agreement between the Company and an affiliate of Sprint Nextel. The Company conducts its business within one industry and geographic segment.

Out-of-Period Adjustments

During the preparation of the Company’s financial statements for the six months ended June 30, 2007, management identified errors in the Company’s financial statements in the amount of $0.5 million, $(0.3) million, $(0.3) million and $3.8 million to its net income (loss) for the years ended December 31, 2006, 2005, 2004 and for the three months ended March 31, 2007, respectively. These errors were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues, which overstated net service revenue and overstated cost of service in each period, except for the three month period ended March 31, 2007, which understated net service revenue and overstated cost of service. The Company corrected these errors through a restatement of its results for the three month period ended March 31, 2007 and an out-of-period net adjustment amounting to $(0.1) million (comprised of the cumulative effect of the prior year errors in the amount of $0.5 million, $(0.3) million and $(0.3) million for the years ended December 31, 2006, 2005 and 2004, respectively) reflected in its financial statements for the six months ended June 30, 2007. The Company has not restated its financial statements for any period ended on or prior to December 31, 2006, as management does not believe these errors were material to any interim or annual prior period. The impact of the out-of-period adjustments in 2007 are not material to the Company’s financial results for the year ended December 31, 2007. Additionally, management plans to restate its interim results previously reported for the three months ended March 31, 2007 when Virgin Mobile USA, Inc. files its quarterly report on Form 10-Q for the period ending March 31, 2008 to reflect those out-of-period charges.

Liquidity

The Company has incurred substantial cumulative net losses and negative cash flows from operations since inception, and has a stockholders’ deficit of $415.2 million, negative working capital of $174.2 million and

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

outstanding non-current debt of $289.0 million as of December 31, 2007. The Company makes significant initial cash outlays to acquire new subscribers in the form of handset and other subsidies. Management expects these costs to be funded primarily through service revenue generated from the Company’s existing subscriber base and proceeds from a related party subordinated secured revolving credit facility. Although it is difficult for the Company to predict future liquidity requirements with certainty, based on the Company’s expected cash flows from operations and available funds from its related party subordinated secured revolving credit facility, management believes that the Company has the ability to finance its projected operating, investing and financing requirements of existing operations and planned customer growth through at least December 31, 2008. In addition, the Company’s ability to make scheduled payments of principal of, to pay interest on or to refinance, indebtedness and to satisfy other obligations, including obligations under the PCS services agreement with Sprint Nextel, as well as the Company’s ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond the Company’s control. If the Company materially underachieves its operating plan and the availability under the subordinated credit agreement, as amended, (“Revolver”) with the Virgin Group and cash flow from operations become insufficient to allow the Company to meet its obligations, the Company is committed to taking certain alternative actions that could include reducing inventory purchases, reducing planned capital expenditures, extending the payment for certain liabilities within contractual terms with vendors, curtailing marketing costs and reducing other variable costs. In addition, management may also seek an increase in its borrowing capacity under its Revolver, seek to raise additional funds, through public or private debt, equity financing to support operations, or restructure debt repayment obligations. Additional funds, however, may not be available to the Company on commercially reasonable terms, or at all, when required and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to existing stockholders. There is no assurance management will be successful in achieving its operating plan or would be able to implement its alternative actions or obtain additional borrowing capacity on acceptable terms.

The Company’s amended third party senior secured credit agreement (“Amended Credit Agreement”) and Revolver require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio which become more restrictive in future periods. Based on projected operating results and financial position, the Company expects to remain in compliance with the required covenants through at least December 31, 2008. If these covenants are not met, the Company’s borrowing availability under the Revolver could be eliminated and outstanding borrowings under the Amended Credit Agreement and the Revolver could become due. In conjunction with the Reorganization and IPO, the Revolver was reduced by $25 million to $75 million.

Basis Of Presentation

The Company has accounted for the Reorganization transactions, for all periods presented, using a carryover basis, similar to a pooling-of-interest as the reorganization transactions were premised on a non-substantive exchange in order to facilitate the IPO, resulting in the retention of historical based accounting. This is consistent with Financial Accounting Standards Board Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations, including Costs of Closing Duplicate Facilities of an Acquirer; Stock Transactions between Companies under Common Control; Down-Stream Mergers, Identical Common Shares for a Pooling of Interests; and Pooling of Interests by Mutual and Cooperative Enterprises. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes and, therefore, the consolidated financial statements for the years ended December 31, 2006 and 2005 and as of December 31, 2006 are presented on the same basis as that for the year ended and as of December 31, 2007. The common shares outstanding as of December 31, 2006 and the weighted average shares for the years ended December 31, 2006 and 2005 are based on number of the member units in Virgin Mobile USA, LLC retroactively adjusted for the conversion into Class A common stock of the Company. Since minority interest had a deficit balance at the

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

reorganization date, the minority interest is presented as zero as of that date and all preceding periods are presented in a manner consistant with Emerging Issues Task Force Issue (“EITF”) No. 94-2, Treatment of Minority Interests in Certain Real Estate Investment.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements included the accounts of all wholly owned subsidiaries and majority owned subsidiaries in which we exercise control. All intercompany transactions have been eliminated in consolidation. The ownership of Sprint Nextel in the Operating Partnership is not reflected as minority interest since the Operating Partnership has a stockholders deficit and has incurred losses since the Company’s IPO. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to estimated useful lives of depreciable assets, inventory reserves, allowance for product returns, tax valuation allowance, and allowance for price protection to retailers. Estimates for product returns are based on historical experience and estimates for price protection to retailers are based on expected future payments. Estimates for product returns and price protection are included in Accounts receivable and Due from related parties. The Company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with original maturities of 90 days or less at the date of purchase are considered cash equivalents. Outstanding checks in excess of cash balances with the same financial institution totaled $2.0 million and $34.8 million as of December 31, 2007 and 2006, respectively. This amount was recorded as a Book cash overdraft and classified as a current liability in the Consolidated Balance Sheets and as a financing activity in the Consolidated Statements of Cash Flows.

Allowance for Doubtful Accounts

The Company maintains allowances for uncollectible accounts for estimated losses resulting from the inability of customers to make required payments. Estimates are based on aging of the account receivable balances, customer credit evaluations and historical write-off experiences, net of anticipated recoveries.

Inventory

Inventories, which consist primarily of handsets and accessories, including inventory on consignment, are valued at the lower of cost or market, with market being defined as replacement value using the FIFO method. Handset costs in excess of the revenue generated from handset sales, or handset subsidies, are expensed at the

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

time of sale. The cost for refurbished handsets is valued at the lower of fair market value or repair cost. Provisions are made to reduce any excess, obsolete or slow moving inventory to its net realizable value as well as inventory lost at consignment retailers.

Vendor Allowances

The Company receives cash consideration from certain vendors for cooperative advertising and other sales incentives. In accordance with the provisions of EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, such consideration received is generally recorded as a reduction to Cost of equipment, when the Company receives an identifiable benefit in exchange for the consideration. However, when consideration received represents a reimbursement of a specific, identifiable cost incurred in selling the vendor’s products, it is recorded as Selling, general and administrative expense.

Property and Equipment

Property and equipment are carried at cost. Expenditures for major renewals and betterments that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When Property and equipment are sold or otherwise disposed of, the cost and related Accumulated depreciation and amortization are relieved and any resulting gain or loss is included in the Consolidated Statement of Operations.

Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Furniture and fixtures	3-7 years

Leasehold improvements	shorter of the lease term or 3 years

Computer equipment	3 years

IT network/infrastructure	3-5 years

Property and equipment is tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Impairments can arise from obsolescence of these assets as well as a change in expected cash flows. Such impairment tests are based on comparison of estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset value will be written down to its fair value.

Computer Software Costs

Software costs incurred in connection with obtaining and developing internal use software (“software costs”), are capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Subsequent additions, modifications or upgrades to internal-use network and non-network software are capitalized only to the extent that they allow the software to perform a function it previously did not perform. Software costs are amortized using the straight-line method over a period not to exceed three years and are included in Property and equipment (see Note 5). Software maintenance and training costs are expensed in the period in which they are incurred.

Internal use software is tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairments can arise from obsolescence of these assets as well as a change in expected cash flows. Such impairment tests are based on comparison of estimated undiscounted cash

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

flows to the recorded value of the asset. If an impairment is indicated, the asset value will be written down to its fair value. For software projects that are under development, the probability of deployment into the business is assessed to determine if an impairment charge is required.

Debt Financing Fees

The Company capitalizes costs directly associated with acquiring financing. Debt financing fees are amortized as interest expense over the term of the related indebtedness, utilizing either the straight-line or effective interest rate method, as appropriate. As of December 31, 2007 and 2006, net deferred financing fees were $3.0 million and $6.7 million, respectively. These deferred financing fees were included in Other current assets and Other assets based upon their expected amortization.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition. The Company’s revenue is derived primarily from the provision of wireless service and the sale of wireless equipment. Wireless service revenue includes airtime and data service charges, net of certain airtime taxes and regulatory fees. Prepayments for wireless service are recorded as deferred revenue and recognized as revenue as the customer uses the airtime or data services or when the prepaid customer balances expire. Prepayments for subscription charges and other services charged at fixed amounts are recognized ratably over the service period.

The revenue and related expenses associated with the sale of wireless equipment (handsets and accessories), other than consignment sales discussed below, are recognized when title and risk of loss pass to the customer, which is typically a retailer. Returns and price protection to retailers are estimated and recorded as a reduction to revenue in the period in which the related sales occurred.

Consignment Sales

The Company enters into consignment handset sales agreements with certain retailers. For consignment sales, the Company recognizes sales, net of expected returns, upon the consignees’ sale to the end-user. The title passes to the consignee concurrent with the purchase by end-users at retail locations. Returns are estimated and recorded as a reduction to revenue in the period in which the related sales occurred.

Payments to Customers/Resellers

The Company makes payments to certain retail partners for cooperative advertising and commissions. In accordance with the provisions of EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), these fees are generally recorded as a reduction of Equipment revenue. However, when the Company receives an identifiable benefit for the consideration that is sufficiently separable from the associated sale and the Company can reasonably estimate the fair market value of the benefit received or if the consideration provided is non-cash, the Company records these costs as Selling, general and administrative expenses.

Retailer Top-Up Commissions

The Company pays commissions to retailers who sell its Top-Up cards to customers to replenish their accounts. These costs are considered to be incremental direct costs related to the acquisition of airtime or data services by a customer. As the customer’s acquisition of airtime or data services results in the deferral of

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

revenue, the commissions paid to the retailers are deferred and included in prepaid expenses at the time of sale to the customer and amortized to selling expense as the associated service revenue is recognized in accordance with Staff Accounting Bulletin Number 104, Revenue Recognition.

Barter Transaction

In 2006, the Company entered into a transaction with a barter company whereby it exchanged handset inventory for a combination of cash and barter credits. These barter credits are expected to be utilized primarily as partial payment for future advertising. The Company accounted for these barter credits in accordance with Accounting Principles Board Opinion (“APB”) No. 29, Accounting for Non-monetary Transactions, and EITF No. 93-11, Accounting for Barter Transactions Involving Barter Credits, which presumes that the fair value of the non-monetary asset exchanged is more clearly evident than the fair value of the barter credit received and that the barter credits should be reported at the fair value of the nonmonetary asset exchanged. Accordingly, the transaction was recorded based on the fair value of the handsets exchanged, which was determined to be their carrying value, and no gain or loss was recorded on the transaction. The barter credits are recorded in Prepaid expenses and other current assets and Other assets, depending on the expected utilization of the credits. The Company reviews the barter credits regularly for impairment. No impairments were recognized during 2007 or 2006.

Advertising Costs

Advertising costs, cooperative advertising, and other promotional expenditures are expensed as incurred. For the years ended December 31, 2007, 2006, and 2005, the Company incurred total advertising costs of $50.8 million, $57.8 million and $35.9 million, respectively.

Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), as amended and interpreted, the Company recognizes derivatives (including certain derivative instruments embedded in other contracts, if any) to be recorded on the balance sheet as either an asset or liability and measured at its fair value. Gains and losses resulting from changes in the derivative’s fair value are recognized currently in Other comprehensive income. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheets, for which it is practicable to estimate fair value. The carrying amounts of Cash and cash equivalents, Accounts receivable, Accounts payable and amounts included in Other current assets and liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of Long-term debt and Related party debt approximates the carrying value since the debt has floating rates and the interest rates reset quarterly.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company’s assets and liabilities. Deferred income taxes are measured using the enacted

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

tax rates that are assumed to be in effect when the differences reverse. We establish valuation allowances if we believe that it is more likely than not that some of or all the Company’s deferred tax assets will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. On January 1, 2007, the Company adopted FIN 48, the result was not material. Upon adoption of FIN 48, the Company elected an accounting policy to classify accrued interest and related penalties relating to unrecognized tax benefits as tax expense. The Company does not believe that the amount of the liability for unrecognized tax benefits will materially change during the next 12 months.

With respect to Virgin Mobile USA, LLC, prior to the IPO, all federal, state, and local income taxes were the responsibility of the owners and losses were allocated to the owners according to the Limited Liability Corporation Agreement. Accordingly, prior to the IPO, no provision (benefit) for income taxes has been reflected in the financial statements for Virgin Mobile USA, LLC.

With respect to Investments prior to the IPO, the asset and liability approach was used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance was established, as needed, to reduce net deferred tax assets to the amount for which recovery is more likely than not. Prior to the IPO, Investments filed income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. Investments is generally no longer subject to U.S. federal or state income examinations by tax authorities for years prior to 2004.

Earnings (Loss) per Share

Basic and diluted earnings (loss) per share for the periods prior to the IPO was calculated by dividing net income (loss) by the weighted average number of the member units in Virgin Mobile USA, LLC, that were converted into shares of the Company’s common stock, adjusted for the conversion into common stock of the Company. For periods following the IPO, basic and diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share is calculated by adjusting basic weighted average outstanding shares for all dilutive potential common shares outstanding.

Stock Based Compensation

The Company adopted SFAS No. 123R, Share Based Payment (“SFAS 123R”), on January 1, 2005, utilizing the prospective transition method as of the effective date, as required for nonpublic entities previously utilizing the minimum value method under SFAS No. 123 Accounting for Stock Based Compensation (“SFAS 123”), for pro forma disclosures. Under this method, the Company is required to record compensation expense for all awards granted or modified after the date of adoption. The prospective transition method therefore permitted the Company to continue accounting for options granted prior to January 1, 2005 under the accounting principles originally applied to those awards, namely APB No. 25, Accounting for Stock Issued to Employees (“APB 25”) and its related interpretive guidance.

Compensation expense, for options granted after January 1, 2005, is measured at the grant date, based on the estimated fair value of the award and is amortized, net of estimated forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period. For options granted prior to January 1, 2005, no compensation cost was recognized for options that were issued with an exercise price that was at least equal to the fair value of the underlying units, in accordance with APB 25.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

The Company made a capital distribution to the stockholders in July 2005 in connection with executing a new credit facility (see Note 6). As a result, the value of all share-based awards outstanding at the time was decreased, affecting 95 current and former employees who had share-based awards. The Company did not modify these awards to reduce the exercise prices accordingly. Therefore, there was a deemed modification to all such share-based awards accounted for under APB 25 as of July 2005, which made all such awards subject to the provisions of SFAS 123R. As the value of the awards decreased at the time of the deemed modification, there was no additional incremental value required to be recognized in the financial statements. Additionally, in accordance with the requirements of the prospective transition method, the Company was no longer required to provide prior year SFAS 123 pro-forma disclosures for options granted prior to January 1, 2005, which were valued utilizing the minimum value method.

As of December 31, 2007 and 2006, all the Company’s stock option awards were classified as equity awards, while all the Company’s stock appreciation right awards were classified as liability awards (see Note 7).

Concentration of Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of Cash and cash equivalents and Accounts receivable. Substantially all of the Company’s Cash and cash equivalents are managed by one financial institution. As of December 31, 2007 two customers individually accounted for greater than 10% of the Accounts receivable balance with a combined percentage of 54%. As of December 31, 2006 four customers individually accounted for greater than 10% of the Account receivable balance with a combined percentage of 81%. To the extent the Company’s receivables become delinquent, collection activities commence. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. For the years ended December 31, 2007, 2006 and 2005, such losses have been immaterial.

Other Risks

The Company’s business substantially depends on the reliability and security of the nationwide Sprint PCS network. Any disruption of network related services would have a material adverse effect on the Company’s consolidated operating results, financial position, and cash flows.

Although the Company attempts to maintain multiple vendors to the extent practicable, its handset inventory is currently acquired from only a few sources. The Company also has arrangements with third party outsourcing vendors that provide services related to customer care, customer billing, and distribution. An adverse change in the ability of these suppliers or vendors to provide equipment or services to the Company could result in the loss of customers, which would negatively affect consolidated operating results, financial position, and cash flows.

The Company operates in a highly regulated environment subject to rapid technological and competitive changes. To the extent that there are changes in economic conditions, technology or the regulatory environment, the Company’s business plans could change, which could also negatively affect the Company’s results.

Recently Issued and Newly Adopted Accounting Pronouncements

In December 2007, Financial Accounting Standards Board (“FASB”) issued SFAS No.141 (R), Business Combinations, (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to APB No. 51 (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 160 requires companies to measure an acquisition of a noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. SFAS 141(R) and SFAS160 are effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact that the adoption of SFAS 141(R) and SFAS 160 may have on its consolidated results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will not have a material impact on the consolidated results of operations, cash flows or financial position of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 will not have a material impact on the consolidated results of operations, cash flows, or financial position of the Company.

3.	Inventories

Inventories consist of the following (in thousands):

	As of December 31,
	2007	2006
Handsets and accessories	$72,094	$61,743
Refurbished handsets	3,590	3,398
Handset inventory on consignment	61,680	25,674

	$137,364	$90,815

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2007	2006
Prepaid commissions	$11,835	$12,871
Prepaid maintenance	2,473	4,081
Other prepaid expenses	5,414	9,236

	$19,722	$26,188

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

5.	Property and Equipment

Property and Equipment consists of the following (in thousands):

	As of December 31,
	2007	2006
Internal use software	$92,609	$71,703
IT network infrastructure	49,417	43,111
Computer equipment	8,457	8,085
Leasehold improvements	2,594	2,157
Furniture and fixtures	1,085	1,268

	154,162	126,324
Less—accumulated depreciation and amortization	108,249	74,796

	$45,913	$51,528

The amortization of capitalized internal use software, included in depreciation and amortization, was $20.3 million, $15.9 million, and $12.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. The unamortized amounts for the years ended December 31, 2007 and 2006 were $28.3 million and $27.8 million, respectively.

6.	Debt

Third Party Credit Agreement

During 2005, the Company entered into a $600 million credit facility with a group of third-party financial institutions (the “Lenders”), consisting of a $500 million term loan and a $100 million revolving line of credit (collectively, the “Credit Facility”). Under the terms of the Credit Facility, the Company was required to achieve a minimum of $240 million of net service revenues for the quarter ended December 31, 2005, which was not met, constituting an event of default. Accordingly, the Company entered into negotiations with the Lenders to restructure the Credit Facility.

On July 19, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with the Lenders, effectively curing the default under the Credit Facility. The Credit Agreement terminated the revolving line of credit and altered other terms and conditions of the Credit Facility, primarily to increase the interest rate margin, shorten the maturity by one year on the $500 million term loan, and change certain financial and non-financial covenants, representations and warranties. The Company incurred $0.5 million in expenses to negotiate the Credit Agreement, and wrote off unamortized debt financing costs of $1.5 million related to the termination of the revolving line of credit, all of which was recorded in Other (income) expense in the year ended December 31, 2006.

The Company further amended certain provisions of the Credit Agreement on September 21, 2007 to allow for the reorganization transactions and the IPO, including adding exceptions to the mandatory prepayment requirements, the negative covenants and the change of control provision and permitting the changes to the Related Party Subordinated Credit Agreement. The Amended Credit Agreement included (1) additional covenants limiting certain activities of Virgin Mobile USA, Inc., including requirements (a) to remain a passive holding company, (b) to contribute proceeds from sales of assets or issuances of stock to the Operating Partnership and (c) not to take any action that would result in the termination of any tax receivable agreement, and (2) the payment of a 25 basis points fee, or $1 million, to consenting lenders, which was paid in September 2007. The obligations under the Amended Credit Agreement continue to be collateralized by a security interest in substantially all of the Company’s tangible and intangible assets.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

The Amended Credit Agreement retains the customary representations and warranties, and affirmative and negative covenants. The Amended Credit Agreement retains restrictions and limits on the Company’s ability to dispose of assets, incur additional indebtedness, issue guarantees, pay dividends, make capital distributions, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. The covenants also require quarterly minimum consolidated leverage and fixed charge coverage ratios, as defined in the Amended Credit Agreement. The Company was in compliance with the covenants as of December 31, 2007.

The Company may be required, under certain circumstances, to make mandatory prepayments upon the receipt of cash proceeds from the issuance of debt, equity and asset sales, as well as the generation of excess cash flows, as defined in the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, there are no penalties for either mandatory or voluntary prepayments. During the year ended December 31, 2007, the Company made principal payments of $183.8 million under the Amended Credit Agreement, including a $150 million mandatory repayment from the proceeds from the IPO. The Amended Credit Agreement is payable in installments, with a balloon payment of $186.9 million due on December 14, 2010. As of December 31, 2007, the scheduled principal payments by year were as follows (in thousands):

Amended Credit Agreement Maturities
2008	$32,669
2009	32,669
2010	211,368

$276,706

The Amended Credit Agreement bears interest at a Eurodollar rate equal to 3-month LIBOR (“LIBOR”) plus an applicable margin of 4.50% to 4.95%, or an alternate base rate plus an applicable margin of 3.50% to 3.95%, depending on the Company’s leverage. As of December 31, 2007, the Company had $276.7 million outstanding under the Amended Credit Agreement, and the annualized interest rate applicable to the outstanding balance was 9.3%. The Company is required to maintain interest rate swap agreements to the extent necessary to provide that at least 50% of the aggregate principal amount of the Amended Credit Agreement is subject to either a fixed interest rate or interest rate protection for a period of not less than two years. The Company is in compliance with this requirement (see Note 11). The Company’s swap agreements expire on December 31, 2008.

Related Party Subordinated Credit Agreement

Concurrent with entering into the Credit Agreement with the Lenders, on July 19, 2006 the Company entered into the subordinated credit agreement with affiliates of the Virgin Group and Sprint Nextel, under which such affiliates agreed to provide up to $100 million in revolving credit loans.

The Company used $45 million of the net proceeds from the IPO to repay the indebtedness owed to the affiliate of Sprint Nextel. Following the repayment, Sprint Nextel was no longer a lender under this agreement.

On September 21, 2007, the subordinated credit agreement was amended and the Virgin Group’s commitment was increased to $75 million. Accordingly, the maximum borrowing amount under the Revolver was reduced from $100 million to $75 million. Along with the increase in the commitment, a quarterly tolling charge will apply to borrowings under the Revolver. The charge equal to 1% of the outstanding balance will be calculated based upon the amount drawn on the Revolver as of the last day of each quarter, commencing December 31, 2007. Also, the commitment fee on the Revolver of 0.5% increased to 1.0% per annum. The tolling charge applied on December 31, 2007 was $45 thousand.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

At the election of the affiliate of the Virgin Group, the Company may, on any interest payment date, pay interest through the issuance of a pay-in-kind (“PIK”), note. The PIK note is due and payable on the date that each revolving commitment terminates, or can be prepaid as otherwise permitted under the terms of the Revolver and the Amended Credit Agreement. The interest on PIK notes is paid on the interest payment date through the issuance of additional PIK notes. The Company may issue PIK notes to the affiliate of the Virgin Group from time to time. As of December 31, 2007, no PIK notes were outstanding.

The Revolver terminates on the first business day after the earlier of December 14, 2010 or when the Amended Credit Agreement is paid in full. The Company may be required, under certain circumstances, to make mandatory prepayments upon the receipt of cash proceeds from the issuance of debt, or asset sales, as defined in the Revolver, after any mandatory prepayment requirements are satisfied under the Amended Credit Agreement. There were no mandatory prepayments required during 2007 and 2006. Under the terms of the Revolver, there are no penalties for either mandatory or voluntary prepayments.

Amounts outstanding under the Revolver bear interest at 3 month LIBOR plus an applicable margin of 4.50% to 4.95%, depending on the Company’s leverage, or 12% if the LIBOR rate cannot be ascertained. On December 31, 2007, the Company had $45 million outstanding under the Revolver and the weighted average interest rate applicable to the outstanding balances was 9.5%.

The Revolver contains customary representations and warranties, and affirmative and negative covenants which are substantially similar to those contained in the Amended Credit Agreement. The Company was in compliance with the covenants as of December 31, 2007.

7.	Stock-Based Compensation

On October 10, 2007, the Company’s Board of Directors approved the Virgin Mobile USA, Inc. 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Share Plan”) under which employees and non-employee directors may receive restricted stock units and other stock-based awards. The 2007 Omnibus Share Plan supersedes all Virgin Mobile USA, LLC equity based incentive plans and provides for the grant of equity-based awards, including stock options, restricted stock units, restricted stock, performance shares, stock appreciation rights, common stock, performance units or cash based awards, as determined by the Company’s Compensation Committee. Under the 2007 Omnibus Share Plan, 7,726,384 shares were authorized for issuance, including awards originally made under the Virgin Mobile USA, LLC equity-based incentive plans. As of December 31, 2007, awards relating to 5,451,038 shares were outstanding, and 2,111,846 shares were available for future grants. The Restricted Stock Unit (“RSU”) awards granted in 2007 vest over a period of 2 or 3.75 years and the stock options granted in 2007 generally vest over a period of 3.75 or 4 years. Awards outstanding prior to 2007 generally vest at the rate of 25% per year on the grant date anniversary, although certain option awards vest at the rate of 50% on the second anniversary of the grant date and 25% on the third and fourth anniversary of the grant date. The Company’s stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant. Options granted during 2007 generally expire six years from date of grant, while options granted prior to 2007 expire between 6 and 10 years from date of grant.

In June 2006, the Company modified all outstanding option awards granted in 2006 and 2005 with 95 current and former employees to adjust the exercise prices to $17.45, the fair market value at the time of modification. The total incremental cost at the time of the modification was estimated to total $1.2 million over the remaining vesting period.

The Company recognized $7.8 million, $2.1 million and $1.5 million in compensation expense for the years ended December 31, 2007, 2006 and 2005, respectively, for the stock compensation plans. Expense related to the Company’s stock compensation plans is included in selling, general and administrative expense in the Statement of Operations. The expense for 2007 and 2006 includes the effects of the modifications discussed above.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

The Company amortizes the fair value of its share-based awards on a straight-line basis over the requisite service period, which is generally the vesting period.

Valuation of Awards

In accordance with the prospective transition method, the fair value of all awards issued prior to January 1, 2005, the adoption of SFAS 123R, was zero for financial statement recognition and disclosure purposes. During 2007 and 2006, the fair value of option awards issued was estimated as of the grant date based on the Black-Scholes option pricing model (the “Black-Scholes model”). During 2007, the value of time-based restricted stock and restricted stock units was determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date. The fair value of liability awards issued during 2006 that had a price cap limitation was estimated as of the grant date based on the Traditional Binomial option pricing model (the “Binomial model”). In 2005, the fair value of all the Company’s share-based awards was estimated as of the grant date based on the Black-Scholes model. Liability awards are also revalued every financial reporting period based on the Black-Scholes or Binomial model, as appropriate. The Black-Scholes and Binomial models take into account the exercise price and expected life of the award, the current value and expected volatility of the underlying units, expected dividends, and the risk-free interest rate for the expected term of the award. In addition, the Binomial model considers any price cap limitations upon exercise. Judgment was required in determining certain inputs to the model.

The following weighted average assumptions were used for both the Black-Scholes and Binomial models in 2007, 2006 and 2005:

	Option Awards
	2007	2006	2005
Expected volatility	51.63%	66.09%	66.10%
Expected life	4.0 years	4.0 years	4.5 years
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.29%	4.58%	3.74%

	SAR Awards
	At Grant Date		December 31,
	2006	2005	2006	2005
Expected volatility	66.09%	66.10%	51.63%	66.09%
Expected life	4.0 years	4.5 years	3.5 years	1.5 years
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	5.00%	5.00%	4.59%	4.36%

Expected Life and Volatility

Prior to the IPO, the Company was a private entity with no share-based awards that had become exercisable, the Company had insufficient historical data to compute either a Company specific expected life or expected volatility for its awards. Therefore, the Company identified a group of similar entities, based on industry, size, and other factors (the “Peer Group”), to provide comparative data to determine these inputs. The Company elected to utilize the 50th percentile of the Peer Group’s expected lives and the average of their implied and median volatilities over the expected life as appropriate inputs to the Black-Scholes and Binomial models.

Risk-free Interest Rate

The risk-free interest rate was interpolated based on a weighted average of the implied yield on U.S. Treasury zero-coupon issues commensurate with the estimated expected life in effect at the valuation date.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Expected Dividend Yield

The Company used an expected dividend rate of 0%, since certain debt covenants prohibit the payment of dividends by the Company.

Estimate of Forfeitures

During 2007 and 2006, estimated forfeitures were primarily based on historical forfeiture data on the Company’s share-based award programs. In 2005, forfeitures were estimated based on historical employee turnover rates; since the Company’s historical forfeiture data on its share-based award programs was insufficient to estimate future activity.

IPO Awards

In connection with the IPO, all awards outstanding under the Virgin Mobile USA, LLC option plans and agreements and the 2002 and 2006 SAR Plans were converted into non-qualified stock options of the Company, exercisable for shares of the Company’s Class A common stock. All restricted unit awards outstanding under the Virgin Mobile USA, LLC 2007 Restricted Stock Unit Plan were converted into restricted shares of the Company’s Class A common stock. All vesting provisions and maximum terms under the various plans were unchanged, and all accrued liabilities were transferred from Virgin Mobile USA, LLC to the Company and recorded in additional paid-in-capital.

Under the 2007 Omnibus Share Plan, concurrent with the IPO, the Company issued Restricted Stock Unit (“RSU”) awards to certain employees of the Operating Partnership, which vest ratably over two years, and non-qualified stock option awards to holders of the Virgin Mobile USA, LLC’s 2005 Stock Appreciation Rights Plan awards, which vest ratably over four years. In addition, the Company granted its long-term incentive awards to eligible employees of the Operating Partnership, in the form of RSU awards and non-qualified stock option awards, all of which vest ratably over approximately 3.75 years. The Company also issued RSU awards to non-employee members of the Board of Directors, which vest ratably over four years. The exercise price of the stock options issued, as well as the fair value of the RSU awards issued, equals the initial public offering price of $15.00. The fair value of the stock options issued was estimated as of the grant date based on the Black-Scholes option pricing model (the “Black-Scholes model”) as discussed below.

The following table summarizes the equity-based awards granted upon completion of the IPO:

	Awards Granted at IPO	Fair Value per Award
RSU Awards
IPO RSU Grant	561,169	$15.00
Annual RSU Grant	216,367	15.00
Board of Directors Grant	31,998	15.00

Total RSU Awards	809,534

Option Awards
IPO Option Grant	256,284	6.70
Annual Option Grant	1,006,121	6.70

Total Option Awards	1,262,405

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Stock Options

The following table summarizes the Company’s stock option award activity during 2007:

	Shares under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2006	3,062,931	$13.02
Granted	1,295,958	14.79
Exercised	(145,854)	11.44
Forfeited	(147,606)	16.73
Expired	(651,616)	14.51
SAR’s converted to options at IPO	731,169	17.61

Outstanding at December 31, 2007	4,144,982	$14.07	5.22	$176

Vested or expected to vest at December 31, 2007	3,786,478	$13.92	5.26	$161

Exercisable at December 31, 2007	2,019,109	$12.11	4.73	$107

The weighted-average per share grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $6.61, $9.38 and $14.41, respectively. The total fair value of stock options vested during fiscal 2007, 2006 and 2005 was $5.1 million, $2.9 million and $0.4 million, respectively. As of December 31, 2007, there was a total of $10.6 million of unrecognized compensation expense, net of estimated forfeitures, related to nonvested stock options, that is expected to be recognized over a weighted-average period of 3.0 years.

The aggregate intrinsic value of options exercised during 2007 was $0.5 million and cash received from the exercise of was $1.7 million. During 2007, as options were exercised, the Company issued new shares. No options were exercised during 2006 or 2005.

Restricted Stock and Restricted Stock Units

The following table summarizes the Company’s restricted stock and restricted stock unit award activity during 2007:

	Nonvested
	Restricted Stock Units		Restricted Stock
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Exercise Price Per Unit
Outstanding at December 31, 2006	—	$—	—	$—
Granted	825,365	14.84	512,574	27.25
Forfeited	(14,384)	15.00	(17,499)	27.83
Vested	—		—

Outstanding at December 31, 2007	810,981	14.84	495,075	27.22

As of December 31, 2007, the total unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock units and restricted stock was $9.2 million and $9.5 million respectively and it is expected to be recognized over a weighted-average period of 2.3 years and 2.5 years respectively.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Stock Appreciation Rights

In 2005, the Company made a grant of stock appreciation rights (“2005 SARs”) to certain employees. The 2005 SARs vest at a rate of 25% on each of the first four anniversaries of May 15, 2005. The 2005 SARs will deliver cash in an amount equal to the excess, if any, of the fair market value of the units on the valuation date to the fair market value on the date of grant (the “Base Price”). The valuation date is the earliest to occur of (i) May 16, 2007, (ii) the date as of which options in the Company’s option plans become exercisable for securities of an entity which is taxable as a corporation for federal income tax purposes or, (iii) such other date as may be expressly permitted by the Board of Directors of the Company. The 2005 SAR value was to be paid to vested participants in installments as follows: 50% on June 29, 2007, 25% on June 30, 2008 and 25% on June 30, 2009.

On June 1, 2006, the Company modified all 2005 SARs still outstanding with 221 employees to adjust the base price to the equivalent of $17.45 per share, the fair market value at the time of modification. The total incremental cost at the time of the modification was estimated to total $691,000 over the remaining vesting period.

In connection with the IPO, all outstanding 2005 SARs were converted to a fixed dollar cash retention plan, with the expense being recorded over the remaining service period required.

On June 1, 2006, the Company made an additional grant of SARs which vest at the rate of 25% per year from the grant date, are exercisable upon vesting, and have a maximum term of six years. The 2006 SARs will deliver cash in an amount equal to the excess, if any, of the fair market value of the units on the exercise date to the fair market value on the date of grant, up to a maximum of 300% of the fair market value on the date of grant. Effective with the IPO all outstanding 2006 SARs were converted into non-qualified stock options to purchase the same number of shares at the same exercise price.

In connection with the IPO, SAR award plans were terminated and all outstanding awards were either settled for cash or converted into options of the Company.

The following table summarizes the Company’s stock appreciation rights award activity during 2007:

	SAR Awards	Weighted Average per SAR Exercise Price
Outstanding at December 31, 2006	1,168,548	$17.55
Exercised	(163,586)	17.15
Forfeited	(147,349)	17.78
Expired	(640)	14.64
SAR’s converted to Options at IPO	(731,169)	17.61
SAR’s converted to fixed dollar cash retention plan	(125,804)	17.45

Outstanding at December 31, 2007	—

During 2007, the Company paid $1.7 million for vested stock appreciation rights.

8.	401(k) Savings Plan

The Company maintains a 401(k) Savings Plan (the “Plan”) for its full-time employees. Each participant in the Plan may elect to contribute a portion of his or her annual compensation to the Plan subject to annual pre-tax dollar limits set by the IRS. Beginning in 2006, the Plan provided for a Company match on employee

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

contributions up to certain limits. The Company match, which totaled $1.1 million and $0.9 million for the years ended December 31, 2007 and 2006, respectively is contributed into eligible participant accounts within three months following the close of the calendar year. All contributions to the Plan are invested at the employee’s discretion and are fully vested upon contribution.

9.	Related Party Transactions

Sprint Nextel

In connection with the IPO, the Company amended its agreement with an affiliate of Sprint Nextel, under which Sprint Nextel provides the Company with access to its wireless voice and data services operating on the nationwide Sprint PCS network at contracted rates (the “PCS Services Agreement”), to extend the expiration date to December 31, 2027. Under the PCS services agreement, Sprint Nextel provides the Company with annual planning rates for various services. Quarterly, the Company estimates the annual cost of Sprint Nextel’s services based on non-binding annual and quarterly estimates provided by Sprint Nextel and records an adjustment if the estimate is different from the actual costs billed to the Company by Sprint Nextel. Under the terms of the PCS services agreement, Sprint Nextel is required to provide the Company with a final assessment of their costs annually, a process to which is referred to as a “true-up.” If the actual cost of the services Sprint Nextel sells to the Company is more than $100,000 higher than the rates charged during such year, the Company is required to pay to Sprint Nextel the amount of the difference; if Sprint Nextel’s actual cost is more than $100,000 lower than the rates charged during such year, Sprint Nextel is required to refund to the Company the amount of such difference. In the event that the estimates for a given period are incorrect, an adjustment is recorded in the then-current period as a change to the estimate. Accordingly, costs associated with network services may not be fully aligned with revenues during a given period to the extent of such adjustments and the Company’s reported quarterly results may not be fully reflective of the Company’s actual performance during a given period.

In March 2008, the Company and Sprint Nextel agreed to amend the PCS services agreement to provide that (1) the Company will not be subject to any true-up process and the related payment obligations with respect to the fiscal year ended December 31, 2007; (2) if the true-up with respect to the fiscal year ending December 31, 2008 indicates that the actual cost of the services Sprint Nextel sells to the Company is higher than the rates charged to the Company during such year, the Company will only pay Sprint Nextel the difference between (A) the lower of (i) the rates that Sprint Nextel provided in advance for planning purposes and (ii) the rates based on Sprint Nextel’s actual costs, and (B) the actual rates charged to the Company; and (3) beginning with the first quarter of the fiscal year ending December 31, 2009, the true-up and pricing process set forth in the PCS services agreement prior to the amendment will apply unless otherwise agreed by the parties. Without the amendment, cost of service could have been materially higher, and Net income would have been materially lower, than reported. There is no assurance that we will be able to negotiate similar amendments in the future and, accordingly, true-up payments could be substantial.

Additionally, in connection with the IPO, the Company amended its Trademark License Agreement with an affiliate of Sprint Nextel to extend the expiration date to December 31, 2027. The license grants to the Company the right to use the Sprint name and logo in connection with the provision of mobile voice and data communications in the United States, the U.S. Virgin Islands and Puerto Rico, in consideration for royalties based on a percentage of gross sales, up to an annual maximum. This affiliate agreed to temporarily waive its right to royalty payments for 2006. This waiver, totaling $1.3 million, was recorded as a capital contribution by the Company.

In February 2003, the Company entered into a Distribution Agreement, as amended, with an additional affiliate of Sprint Nextel which provides for a non-exclusive license to sell the Company’s products in the affiliates branded retail stores under terms that are comparable with other vendor/distribution agreements of the

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Company. In September 2004, the Company entered into a Distribution Agreement with the same affiliate of Sprint Nextel which provides the Company with the right to sell this affiliate’s products strictly for resale to a specified third-party retail partner. Beginning in December 2006, handsets were no longer being distributed through this agreement to such third-party retail partner but rather through a direct agreement between the Company and such retail partner. The Company also provides compensation to this affiliate of a Member for the sale of airtime cards, which is included in Selling, general, and administrative expense.

See the table below for selected financial information related to the Company’s transactions with Sprint Nextel (in thousands):

	As of December 31,
	2007	2006
Due from related parties, net	$94	$12,087
Due to related parties	51,530	40,463

	Year Ended December 31,
	2007	2006	2005
Net equipment revenue	$281	$10,442	$19,842
Cost of service	294,545	225,275	`222,232
Selling, general and administrative	16,701	27,151	22,230
Interest expense	3,754	3,751	1,249
Contributed Capital	—	1,292	—

In October 2007, the Company acquired from an affiliate of Sprint Nextel software for internal use, totaling $1.0 million.

Tax Receivable Agreement

Sprint Nextel sold a portion of its interest in Virgin Mobile USA, LLC to the Company for $136.0 million of the net proceeds from the Company’s IPO. This consideration was based on the amount Sprint Nextel would have received if it converted such Operating Partnership interests into Class A common stock and sold such shares in the IPO. In addition, from time to time, Sprint Nextel may exchange its partnership units in the Operating Partnership for shares of the Company’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Operating Partnership intends to make an election under Section 754 of the Internal Revenue Code effective for 2007 and for each taxable year in which an exchange of partnership units for shares occurs. The initial sale and the future exchanges by Sprint Nextel are expected to produce increases to the tax bases of the assets owned by the Operating Partnership at the time of each exchange of partnership units. These anticipated increases in tax basis would be allocated to the Company and may reduce the amount of tax that would otherwise be required to be paid in the future.

The Company entered into a tax receivable agreement with Sprint Nextel that provides for the payment to Sprint Nextel the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis. For purposes of the tax receivable agreement, cash savings in income tax generally will be computed by comparing the Company’s income tax liability (assuming no contribution of net operating losses by the Virgin Group) to the amount of such taxes that would have been required to be paid if (i) there had been no increase to the tax basis of the assets of the Operating Partnership allocable to the Company as a result of the initial sale and the future exchanges, (ii) the Company had not entered

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

into the tax receivable agreement and (iii) the Virgin Group had not contributed any net operating losses. This amount will be adjusted under the terms of the tax receivable agreement to the extent that the aggregate hypothetical value of benefits contributed by both Virgin Group and Sprint Nextel exceeds the actual cash savings from such benefits. The tax receivable agreement will remain in effect until all such tax benefits have been utilized or have expired.

Although the Company is not aware of any issue that would cause the IRS to challenge the tax basis increases or other tax benefits arising under the tax receivable agreement, Sprint Nextel will not reimburse the Company for any payments previously made if such basis increases or other benefits were later not allowed, although the amount of any tax savings subsequently disallowed will reduce any future payments otherwise owed to Sprint Nextel. As a result, in such circumstances the Company could make payments to Sprint Nextel under the tax receivable agreement in excess of actual cash tax savings. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of exchanges, the amount and timing of the taxable income generated by the Company in the future, the use of net operating loss carryovers and the portion of payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to Sprint Nextel, the Company expects that during the term of the tax receivable agreement, the payments made to Sprint Nextel would be substantial. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, it is expected that future payments to Sprint Nextel in respect of the initial purchase of interests of Virgin Mobile USA, LLC will be approximately $120.7 million. Future payments to Sprint Nextel in respect of subsequent exchanges would be in addition to this amount and are expected to be substantial. In addition, the Company will depend on distributions from the Operating Partnership to fund payment obligations under the tax receivable agreement. Under the terms of the limited partnership agreement of the Operating Partnership, all distributions to fund these obligations are made to the partners pro rata in accordance with their respective percentage ownership interests in the Operating Partnership. Accordingly, every time the Company causes the Operating Partnership to make a distribution to fund its payment obligations to Sprint Nextel under the tax receivable agreement, the Operating Partnership will be required to make a corresponding distribution to Sprint Nextel.

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

Prior to agreeing to engage in any business combination, sale or purchase of assets or reorganization outside the ordinary course of its business which would not constitute a change of control for purposes of the tax receivable agreement and which could adversely affect the expected value of the benefits payable to Sprint

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Nextel under the tax receivable agreement, the Company will be required to obtain the consent of Sprint Nextel, which consent may be conditioned upon an agreement by the Company to make a make-whole payment to Sprint Nextel to compensate Sprint Nextel for such reduction in benefits. Although not assured, the Company expects that the consideration that will be remitted to Sprint Nextel will not exceed the tax liability that otherwise would have been required to be paid absent the contribution by Sprint Nextel of tax attributes as a result of the reorganization transactions and subsequent exchanges.

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

The Virgin Group

In connection with the IPO, the Company amended its Trademark License Agreement with an affiliate of the Virgin Group, to extend the expiration date to December 31, 2027. The license grants to the Company the exclusive right to use the Virgin Mobile name and logo in connection with the provision of mobile voice and data communications in the United States, the U.S. Virgin Islands and Puerto Rico, in consideration for royalties based on a percentage of gross sales, up to an annual maximum. This affiliate agreed to temporarily waive its right to royalty payments for the last six months of 2006. This waiver, totaling $1.4 million, was recorded as a capital contribution by the Company.

Additionally, in April 2002 the Company entered into a Distribution Agreement, as amended, with an affiliate of the Virgin Group which provides for a non-exclusive license to sell the Company’s products in the affiliate’s retail stores, and also includes preferred merchandising obligations and cooperative advertising programs. During the term of the agreement, the affiliate must exclusively offer the Company’s mobile handsets as the only brand of mobile handsets sold in its retail stores. As part of the cooperative advertising program, the Company agrees to reimburse this affiliate for joint advertising expenditures based upon a specified percentage of the affiliate’s sales of the Company’s airtime cards. These amounts are included in Selling, general and administrative expenses and Net equipment revenue. The Company also provides compensation to this affiliate for the sale of airtime cards, which is included in Selling, general, and administrative expense.

See the table below for selected financial information related to the Company’s transactions with the Virgin Group (in thousands):

	As of December 31,
	2007	2006
Due from related parties, net	$227	$214
Due to related parties	4,956	1,106

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2007	2006	2005
Net equipment revenue	$381	$471	$543
Selling, general and administrative	3,690	3,134	3,021
Interest expense	4,889	840	1,249
Contributed capital	—	1,400	—

Tax Receivable Agreement

The Virgin Group contributed to the Company its interest in Investments, which resulted in the Company receiving approximately $309.7 million of net operating losses accumulated by Investments. If utilized, these net operating losses will reduce the amount of tax that the Company would otherwise be required to pay in the future. In addition, section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating losses to reduce its tax liability.

The Company entered into a tax receivable agreement with the Virgin Group that provides for the payment to the Virgin Group the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized as a result of these net operating losses. For purposes of the tax receivable agreement, cash savings in income tax generally will be computed by comparing the Company’s income tax liability (assuming no step-up in the basis of the assets attributable to exchanges by Sprint Nextel) to the amount of such taxes that would have been required to be paid had such net operating losses not been available and assuming no step-up in the basis of the assets attributable to exchanges by Sprint Nextel. This amount will be adjusted under the terms of the tax receivable agreement to the extent that the aggregate hypothetical value of benefits contributed by the Virgin Group and Sprint Nextel exceed the actual cash savings from such benefits. The tax receivable agreement will continue until all such tax benefits have been utilized or expired.

While the payments made under the tax receivable agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, the use of additional amortization deductions attributable to the Company’s acquisition of units of the Operating Partnership from Sprint Nextel and the portion of payments under the tax receivable agreement constituting imputed interest. Assuming no material changes in the relevant tax law and that the Company earns significant taxable income to realize the full tax benefit of the net operating losses contributed by the Virgin Group, it is expected that future payments to the Virgin Group will be approximately $123.9 million. In addition, the Company will depend on distributions from the Operating Partnership to fund its cash payment obligations, if any, under the tax receivable agreement. Under the terms of the limited partnership agreement of the Operating Partnership, all distributions to fund such obligations are made to the partners pro rata in accordance with their respective percentage ownership interests in the Operating Partnership. Accordingly, every time the Operating Partnership makes a distribution to fund the Company’s cash payment obligations to the Virgin Group under the tax receivable agreement, the Operating Partnership will be required to make a corresponding distribution to Sprint Nextel so long as Sprint Nextel is a limited partner. The payments under the tax receivable agreement are not conditioned upon the Virgin Group’s or its affiliates’ continued ownership of the Company.

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

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

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

The tax receivable agreement provides that in the event that the Company breaches any of material obligations under the tax receivable agreement, whether as a result of a failure to make any payment when due (subject to a specified cure period), failure to honor any other material obligation under the tax receivable agreement or by operation of law as a result of the rejection of the tax receivable agreement in a case commenced under the Bankruptcy Code or otherwise, then all payments and other obligations under the tax receivable agreement will be accelerated and will become due and payable. Such payments could be substantial and could exceed the actual cash tax savings under the tax receivable agreement. Additionally, the Company has the right to terminate the tax receivable agreement, in which case any payments and other obligations under the tax receivable agreement will be accelerated and will become due and payable. Such payments could be substantial and could exceed actual cash tax savings under the tax receivable agreement.

10.	Income Tax

The components of the Company’s provision for (benefit from) income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$291	$—	$—
State	30

Total Current Taxes	$321	$—	$—

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

The Effective Income Tax Rate of the Company differs from the statutory rate as a result of the following items ($ in thousands):

	Year Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%
Statutory Federal income tax rate	$1,589	35.00%	$(12,929)	(35.00)%	$(38,033)	(35.00)%
Loss from entities outside reporting group, net of state taxes	—	—	6,730	18.22%	30,198	27.79%
State Tax, net of Federal Benefit	262	5.77%	(1,024)	(2.77)%	(1,294)	(1.19)%
Federal Alternative Minimum Tax (“AMT”)	291	6.40%	—	—	—	—
Valuation Allowance	(1,821)	(40.11)%	7,223	19.55%	9,129	8.40%

	$321	7.06%	$—	0.00%	$—	0.00%

The Company had incurred losses through December 31, 2006, which have generated net operating loss carryforwards of approximately $328 million at December 31, 2007 and $342 million at December 31, 2006 for federal and state income tax purposes. The federal income tax carryforwards are available to offset future taxable income and will expire in 2022 through 2026 if not utilized. The state income tax carryforwards are available to offset future taxable income and will expire in 2007 through 2026 if not utilized.

In the event of future ownership changes, the Company’s ability to utilize the tax benefits from its tax attributes, including net operating loss carryforwards could be substantially limited.

As of December 31, 2007 and 2006, the Company had non-current deferred tax assets of $137.3 million and $173.7 million, respectively, resulting mainly from net operating loss carryforwards and basis difference in its investments. At December 31, 2007, the Company’s deferred tax assets are comprised of the following (in thousands):

	As of December 31,
	2007	2006
Current deferred tax asset	$—	$—
Non current deferred tax assets
Basis differences	5,088	34,323
Net operating loss carryforwards	131,363	139,358
Alternative Minimum Tax Credit	321	—
OCI—Unrealized book loss on interest rate swap	503	—
Valuation allowance	(137,275)	(173,681)

Total net deferred tax assets	$—	$—

The Company has established a full valuation allowance to reduce the net deferred tax assets to zero because based on available evidence, it is not more-likely-than-not that the net deferred tax assets will be realized. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Following is a summary of changes in the valuation allowance for deferred tax assets as of and for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Balance beginning of period	$173,681	$166,458	$155,544
Charged to costs and expenses	—	7,223	10,914
Deductions	36,406	—	—

Balance end of period	$137,275	$173,681	$166,458

The changes to the valuation allowance in 2007 relate mainly to the utilization of net operating loss carryforwards and the contribution of assets with inherited basis differences.

In June 2006, the FASB issued FIN No. 48, which establishes a single model to address accounting for uncertain tax positions. On January 1, 2007, the Company adopted FIN 48, and as a result, recorded no unrecognized tax benefits. The Company does not believe that the amount of the liability for unrecognized tax benefits will materially change during the next 52-week period. Upon adoption of FIN 48, the Company elected an accounting policy to classify accrued interest and related penalties relating to unrecognized tax benefits in tax expense. The Company is currently not under examination at the federal or state levels and the exam period that remains open under the statute of limitations is from December 2004 forward.

The unrealized tax benefits are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, expiration of the statute of limitation for the assessment of tax, case law and emerging legislation.

Tax Receivable Agreements with Related Parties

Virgin Mobile USA, Inc. has entered into tax receivable agreements with both Sprint Nextel and the Virgin Group which would require payments to these parties for certain tax benefits inuring to the Company (see Note 9). As the Company had incurred a taxable loss from the effective date of these tax receivable agreements through December 31, 2007, the Company does not anticipate making a payment under these agreements for the year ended December 31, 2007. Future payments under these agreements could be substantial.

11.	Derivative Financial Instruments

The Company uses interest rate swaps to manage its interest rate exposure on its debt obligations. The Company does not invest in derivative instruments for trading purposes. The Company maintains two interest rate swap contracts with two financial counterparties to hedge the variable rate exposure on the third party debt (see Note 6). Under the terms of the interest rate swap contracts, the Company receives interest at a variable rate equal to three month LIBOR and pays interest at a fixed rate, based on an aggregate notional amount of $211.8 million and $230.3 million as of December 31, 2007 and 2006, respectively. These contracts expire on December 31, 2008.

The Company designated the swaps as cash flow hedges. The terms of the interest rate swap contract and hedged item are such that effectiveness is assessed under the change in Variable Cash Flows Method as defined in SFAS 133 Derivatives Implementation Group Issue G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under the Paragraph 30 (b) When the Shortcut Method is not Applied. Under this method, hedge ineffectiveness had no impact on results of operations for the years ended December 31, 2007 and 2006.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

In accordance with SFAS 133, the Company’s interest rate differential associated with these swaps was recorded as an adjustment to other current assets, with the offset recorded to Interest expense. Changes in fair value of the swaps totaled a loss of $(2.8) million as of December 31, 2007 and a gain of $1.1 million and $0.5 million as of December 31, 2006 and 2005, respectively. Changes in the fair value of the interest rate swaps were reflected as a component of Other comprehensive income.

12.	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share for the periods prior to the IPO is calculated by dividing net income (loss) by the weighted average number of the member units in Virgin Mobile USA, LLC retroactively adjusted for the conversion into Class A common stock of the Company. For periods following the IPO, basic and diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. The diluted earnings per share for the year ended December 31, 2007 includes dilutive shares of 986 thousand shares for stock based compensation plans and 20.7 million shares for the conversion of Sprint Nextel’s ownership in the Operating Partnership into shares of the Company’s Class A common stock. As a result of the net loss reported for each of the years ended December 31, 2006 and 2005, the following table summarizes the potential common shares that have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2007	2006	2005
Stock based compensation plans	—	1,003	1,354
Sprint Nextel Operating Partnership ownership convertible into common stock	—	23,012	23,012

	—	24,015	24,366

13.	Commitments and Contingencies

Commitments

The Company leases its office space and certain office equipment under non-cancelable operating leases.

As of December 31, 2007, the future minimum lease payments under operating leases for real estate and equipment are as follows (in thousands):

Operating leases
2008	$4,043
2009	2,731
2010	1,903
2011	317
2012	—

$8,994

Rent expense for the years ended December 31, 2007, 2006, and 2005 was $3.4 million, $3.3 million and $2.5 million, respectively.

Certain operating lease agreements contain provisions for rent concessions. As of December 31, 2007 and 2006, deferred rent credits totaled $1.1 million and $1.7 million, respectively, and were included in Accrued expenses. Deferred rent credits are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2007, the Company had non-cancellable purchase obligations with several vendors and related parties totaling $117.3 million, of which $46.5 million represented long-term commitments. These commitments are to (1) handset vendors for minimum purchases totaling $94.5 million through February 2009, of which $38.9 million are long-term commitments and (2) third parties for royalties, services, advertising and marketing of $22.8 million through 2010, of which $7.6 million are long-term in nature.

Contingencies

The Company is subject to legal proceedings and claims arising in the normal course of business. The Company assesses its potential liability by analyzing litigation and regulatory matters using available information. Views are developed on estimated losses in consultation with outside counsel handling the Company’s defense in these matters, which involves an analysis of potential results. At this time it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from the matters discussed below. Should developments in any of these matters cause an unfavorable outcome and result in the need to recognize a material accrual, it could have a material adverse effect on the Company’s results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Patent Litigation

In 2005, a holder of a portfolio of patents prevailed in a lawsuit against certain other companies alleging the infringement of two patents related to prepaid wireless services. During the fourth quarter of 2005, the Company entered into negotiations with the patent holder regarding a settlement for past damages and a license for future use. Based on management’s assessment, and in accordance with accounting guidelines under SFAS No. 5, Accounting for Contingencies, the Company accrued an estimated loss of $30 million as of December 31, 2005.

In 2006, the Company entered into a settlement agreement with the patent holder under which the holder agreed to release the Company from all prior claims related to its prepaid patent portfolio and certain patents it may acquire within three years after the settlement date with the Company in exchange for cash payments totaling $17 million. In addition, the patent holder granted the Company a long-term license to use its patent portfolio, and the Company issued units in the Operating Partnership, which were converted to shares of Class A common stock in connection with the IPO, as full payment for royalties for the fourth quarter of 2005 and all of 2006. The Company also entered into negotiations with a provider of a billing solution regarding that vendor’s obligations to indemnify the Company for certain claims arising from the use of its products and services. Under that settlement agreement, the Company agreed to release the vendor from prior claims and qualify future indemnification obligations in exchange for payments to the Company totaling $10 million in a combination of cash and future purchase credits. As a result of these settlements and agreements, in 2006 the Company reversed $15.4 million of the estimated loss accrued in 2005.

Antor Media Corp. v. Nokia, Inc., et al. On May 16, 2005, the Company was named as one of twelve defendants sued in the United States District Court for the Eastern District of Texas for alleged infringement of U.S. Patent No. 5,734,961, which pertains to a system for transmitting information from a central server to a customer over a network. The plaintiff has requested monetary damages of an amount equal to no less than a reasonable royalty, enhanced damages, attorney fees and a permanent injunction. Nine defendants have since settled. The Company filed an answer denying infringement and all other claims and has asserted patent invalidity and inequitable conduct as defenses. The Company has filed counterclaims seeking declaratory judgments of patent invalidity, unenforceability, and non-infringement. The Company sought indemnification from Kyocera, Nokia, UTStarcom, Moderati and Infospace. Kyocera has agreed to indemnify the Company for

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

certain legal fees and retained a law firm to lead the defense. The Court has stayed the action pending an ongoing reexamination of the relevant patent in the United States Patent and Trademark Office.

Visual Interactive Phone Concepts, Inc. v. Virgin Mobile USA, LLC. The Company is defending itself in a patent infringement action brought in May 2005 by Visual Interactive Phone Concepts, Inc. in the United States District Court for the District of New Jersey. The plaintiff asserts that the Company has infringed two patents involving the transmission of information among “videophones,” a central data center/mailbox facility, and vendors. The plaintiff has requested monetary damages of an amount equal to no less than a reasonable royalty, trebled for willful infringement, attorney fees and a permanent injunction. The Company filed an answer denying infringement and all other claims and has asserted patent invalidity and inequitable conduct as defenses. The Company has filed counterclaims seeking declaratory judgments of patent invalidity, unenforceability and non-infringement and the Company has filed a motion to dismiss for lack of standing. The Court stayed this action on August 31, 2007 pending the outcome of a state-court litigation in which a license of plaintiff’s was at issue. The state-court litigation was concluded in November 2007, but the stay still has not been lifted.

Barry W. Thomas v. Alltel Communications, Inc. et al. In December 2005, Barry W. Thomas sued the Company and five other defendants in the United States District Court for the Western District of North Carolina. The plaintiff alleges that the Company infringed upon U.S. Patent No. 4,777,354, which relates to a system for controlling the provision of services—including telephone services—to a customer where a central computer controls the activation/deactivation of services based on account information read from a magnetic strip-type card. The plaintiff has requested monetary damages no less than a reasonable royalty, trebled for willful infringement, attorney fees and a permanent injunction. The Company filed an answer, denying infringement and all other claims and has asserted patent invalidity and inequitable conduct as defenses. The Company filed counterclaims seeking declaratory judgments of patent invalidity, unenforceability and non-infringement. The Company sought indemnification from Kyocera, Nokia, and UTStarcom. Kyocera has agreed to indemnify the Company for certain legal fees and has retained a law firm to lead the defense. The Court has stayed the action.

Minerva Indus., Inc. v. Motorola, Inc. et al. On June 6, 2007, the plaintiff filed this action against Virgin Mobile USA, LLC and 42 other defendants in the United States District Court for the Eastern District of Texas for alleged infringement of U.S. Patent No. 6,681,120, which relates to a mobile entertainment and communication device. The plaintiff requests monetary damages of an amount equal to no less than a reasonable royalty, trebled for willful infringement, attorney fees and a permanent injunction. The Company sought indemnification from Kyocera, Nokia, and UTStarcom. Kyocera and Nokia have agreed to indemnify the Company for certain legal fees. The Company has not yet been served and has not filed an answer on this matter.

Electronic Data Systems Corp. v. Online Wireless, Inc. et al. On February 4, 2008, Electronic Data Systems filed suit against the Company and five other providers of prepaid wireless services. The lawsuit alleges that the defendants have infringed on two EDS patents, each of which sets forth a system and method that allows a consumer to use a personal computer or ATM machine to purchase prepaid telephone services electronically using funds debited from a designated financial account. EDS seeks an injunction, damages, and costs. The Company is investigating the allegations made by EDS and will vigorously defend the lawsuit.

Intellect Wireless, Inc. v. T-Mobile USA, Inc., et al. On February 28, 2008, Intellect Wireless, Inc. filed a complaint against the Company in the United States District Court for the Northern District of Illinois for alleged infringement, contributory infringement, or induced infringement of United States Patent Nos. 7,257,210, 7,305,076, and 7,266,186. The plaintiff alleges that the Company directly or indirectly infringed the patents by offering wireless plans, packages, and services that include Caller ID, picture messaging, and Multimedia Messaging Services, which it asserts are covered under the subject patents. The plaintiff requests damages equal to no less than a reasonable royalty, attorney fees, and a permanent injunction.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Trade Secret Litigation

BrandPort, Inc. v. Virgin Mobile USA, LLC. In June 2006, BrandPort, Inc. sued the Company in the Chancery Division of New Jersey Superior Court, Somerset County. BrandPort alleges that, in developing the Company’s Sugar Mama program, the Company misappropriated trade secrets and confidential information and breached a nondisclosure agreement. BrandPort seeks compensatory damages for the Company’s alleged use of its trade secrets and confidential information. BrandPort may also seek a reasonable royalty rate. The Court denied both BrandPort’s application for a temporary restraining order and its motion for a preliminary injunction. In the Company’s answer, the Company denied all of BrandPort’s claims.

Class Action Litigation

Belloni et al v. Verizon Communications et al. The Company is one of twelve telecommunications carriers named as defendants in a class action lawsuit brought on behalf of a purported class of long distance telephone customers. The amended class action complaint filed in October 2006 in the United States District Court for the Southern District of New York alleges that the defendants unlawfully collected and remitted money to the IRS in the guise of an excise tax that the plaintiffs assert was inapplicable to the services provided. On January 16, 2007, the Judicial Panel on Multidistrict Litigation conditionally transferred the action to the United States District Court for the District of Columbia for coordinated or consolidated pretrial proceedings with related actions. Plaintiffs seek compensatory, statutory and punitive damages in an amount not specified. Plaintiffs generally claim that defendants are liable for the full amount collected from customers and remitted to the government, and damages flowing from the alleged failure to file with the FCC and communicate to the public the non-applicability of the Communications Excise Tax. Plaintiffs also seek attorney fees and costs.

Ballas v. Virgin Mobile USA, LLC, Virgin Mobile USA, Inc. and Virgin Media, Inc. The Company has been named as a defendant in a putative class action lawsuit commenced on May 21, 2007 in the Supreme Court of the State of New York, Nassau County, brought on behalf of a purported class of individuals who purchased Virgin Mobile-brand handsets within the State of New York. The complaint names three defendants, the Company, Virgin Mobile USA, LLC, and Virgin Media, Inc. (which was subsequently dismissed voluntarily from the lawsuit). The complaint alleges that defendants failed to disclose, on both their websites and on the retail packaging of Virgin Mobile-brand handsets, the replenishment or “Top-Up” requirements (the periodic minimum payments required to keep an account active) and the consequences of failing to adhere to them, and further alleges that the retail packaging implies that no such requirements exist. The plaintiff asserts two causes of action, one for breach of contract and one for deceptive acts and practices and misleading advertising under New York General Business Law §§ 349 and 350. The plaintiff requests preliminary and permanent injunctive relief and compensatory and punitive damages in an unspecified amount. The court granted the Company’s motion to dismiss for failure to state a cause of action. On January 7, 2008, Ballas filed a notice of appeal.

Securities Litigation

In November and December 2007, plaintiffs filed three separate class-action federal lawsuits in New York and one class-action federal lawsuit in New Jersey against the Company, certain of the Company’s officers and other defendants. Each of the suits alleges that the prospectus and registration statement filed pursuant to the Company’s initial public offering contained materially false and misleading statements in violation of the Securities Act of 1933, and additionally alleges that at the time of the IPO the Company was aware, but did not disclose, that results for the third quarter of 2007 indicated widening losses and slowing subscriber growth trends. The New York cases have been consolidated by joint stipulation. To date, the New Jersey plaintiffs have not agreed to transfer their case to New York for consolidation with the other New York cases. On January 7, 2008, the Company filed a motion to transfer the New Jersey case to New York for consolidation with the other

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

New York cases for pre-trial purposes. On January 11, 2008, the Company filed motions to stay the New Jersey and New York cases pending resolution of the transfer and consolidation motion. On January 22, 2008, two of the plaintiffs filed competing motions in both courts to be appointed lead plaintiff. In January and February 2008, plaintiffs in two of the New York cases voluntarily dismissed their cases without prejudice. The hearing on the motion to transfer and consolidate the actions is scheduled for March 27, 2008. If the lawsuits are consolidated, plaintiffs will file a consolidated amended complaint.

14.	Quarterly Data (unaudited)

(in thousands, except per share data)

	Three months ended
	March 31, 2007 (restated) (1)	June 30, 2007	September 30, 2007	December 31, 2007(2)
Operating revenue	$339,314	$327,588	$319,504	$326,529
Operating income (loss)	32,559	21,006	6,871	(2,635)
Net income (loss)	19,172	7,140	(7,381)	(14,713)
Earnings (loss) per share—basic (3)	$0.74	$0.28	$(0.29)	$(0.30)
Earnings (loss) per share—diluted (3)	$0.38	$0.14	$(0.29)	$(0.30)

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Operating revenue	$280,175	$261,311	$270,994	$298,099
Operating income (loss)	15,663	24,497	8,642	(31,295)
Net income (loss)	3,309	9,733	(5,075)	(44,908)
Earnings (loss) per share—basic (3)	$0.13	$0.38	$(0.20)	$(1.74)
Earnings (loss) per share—diluted (3)	$0.07	$0.20	$(0.20)	$(1.74)

(1)	In conjunction with the preparation of the financial statements for the six months ended June 30, 2007, management identified errors in the financial statements for the years ended December 31, 2006, 2005 and 2004 and for the three months ended March 31, 2007. These errors, which were not material individually or in the aggregate to any period prior to December 31, 2006, and which were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues, overstated net service revenue and overstated cost of service in each period except for the three months ended March 31, 2007 which understated net service revenue and overstated cost of service. The Company corrected these errors within the financial statements for the six months ended June 30, 2007. The Company restated the results above for the three months ended March 31, 2007 to reflect these out-of-period errors and these errors related to the three months ended March 31, 2007. The results for the three months ended March 31, 2007 were as follows: net service revenue was previously recorded as $322,331 and has been restated to $322,337; cost of service was previously recorded as $97,822 and has been restated to $93,978; and net income increased by $3,850 to $19,172.

(2)	In the second and third quarters of 2007, the Company recorded an estimated true-up for network charges from Sprint Nextel of $0.5 million and $3.4 million, respectively, all of which was reversed in the fourth quarter, primarily as a result of the amendment to the PCS services agreement.

(3)	The sum of the quarterly earnings (loss) per share may not equal the annual earnings (loss) per share due to the changes in the weighted average number of shares outstanding during the year.