Form 10-Q
period 2008-03-31
Virgin Mobile USA, Inc.
filed 2008-05-13
CIK 1396546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

The number of shares of each of the registrant’s classes of common stock outstanding as of April 30, 2008 was as follows:

Class A common stock, par value $0.01 per share	53,137,755
Class B common stock, par value $0.01 per share	1
Class C common stock, par value $0.01 per share	115,062

Virgin Mobile USA, Inc.

Form 10-Q

For the quarterly period ended March 31, 2008

Virgin Mobile USA, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$5	$19
Accounts receivable, less allowances of $95 at March 31, 2008 and $610 at December 31, 2007	47,750	57,956
Due from related parties	158	321
Other receivables	12,128	14,613
Inventories	123,950	137,364
Prepaid expenses and other current assets	26,586	19,722

Total current assets	210,577	229,995

Property and equipment	160,403	154,162
Accumulated depreciation and amortization	(116,927)	(108,249)

Property and equipment, net	43,476	45,913
Other assets	5,070	6,131

Total assets	$259,123	$282,039

Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$80,146	$111,753
Due to related parties	69,040	56,486
Book cash overdraft	62	2,045
Accrued expenses	74,056	73,142
Deferred revenue	127,761	128,125
Current portion of long-term debt	32,669	32,669

Total current liabilities	383,734	404,220

Non-current liabilities:
Long-term debt	235,870	244,037
Related party debt	45,000	45,000
Due to related parties	2,080	—
Other liabilities	1,981	3,981

Total non-current liabilities	284,931	293,018

Commitments and contingencies (See Note 7)
Stockholders’ deficit:
Common stock:
Class A common stock, par value $0.01 per share - 200,000,000 shares authorized and 53,122,755 shares issued and outstanding, net of 27,315 treasury shares at March 31, 2008 and 53,136,839 shares issued and outstanding, net of 13,231 treasury shares at December 31, 2007	532	532
Class C common stock, par value $0.01 per share - 999,999 shares authorized and 115,062 shares issued and outstanding at March 31, 2008 and December 31, 2007	1	1
Class B common stock, par value $0.01 per share - 1 share authorized, issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Additional paid-in-capital	343,553	340,382
Accumulated deficit	(750,111)	(754,860)
Accumulated other comprehensive loss	(3,517)	(1,254)

Total stockholders’ deficit	(409,542)	(415,199)

Total liabilities and stockholders’ deficit	$259,123	$282,039

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2008	2007
		(Restated)
Operating revenue
Net service revenue	$303,764	$322,337
Net equipment revenue	23,027	16,977

Total operating revenue	326,791	339,314

Operating expenses
Cost of service (exclusive of depreciation and amortization)	83,492	93,978
Cost of equipment	105,018	94,648
Selling, general and administrative (exclusive of depreciation and amortization)	113,000	110,048
Depreciation and amortization	8,678	8,081

Total operating expenses	310,188	306,755

Operating income	16,603	32,559

Other expense (income)
Interest expense - net	9,339	13,589
Other expense (income)	2,080	(202)

Total other expense	11,419	13,387

Income before income tax expense	5,184	19,172
Income tax expense	435	—

Net income	4,749	19,172
Other comprehensive loss:
Unrealized loss on interest rate swap	(2,263)	(663)

Total comprehensive income	$2,486	$18,509

Basic and diluted loss per share information:
Earnings per common share - basic	$0.09	$0.74
Earnings per common share - diluted	$0.07	$0.38

Weighted average common shares outstanding - basic	52,757	25,797
Weighted average common shares outstanding - diluted	64,828	50,089

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
		(Restated)
Operating Activities
Net income	$4,749	$19,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,678	8,081
Amortization of deferred financing costs	298	496
Non-cash charges for stock-based compensation	3,421	781
Non-cash cost of royalties and services	—	25
Changes in assets and liabilities:
Accounts receivable	10,206	21,534
Due from related parties	163	2,209
Other receivables	222	9,659
Inventories	13,414	(5,147)
Prepaid expenses and other assets	(6,101)	6
Accounts payable	(31,607)	10,875
Due to related parties	14,634	(6,503)
Deferred revenue	(364)	2,695
Accrued expenses and other liabilities	(1,086)	(44,281)

Net cash provided by operating activities	16,627	19,602

Investing Activities
Capital expenditures	(6,241)	(5,310)

Net cash used in investing activities	(6,241)	(5,310)

Financing Activities
Net change in book cash overdraft	(1,983)	(27,042)
Repayment of long-term debt	(8,167)	(9,250)
Proceeds from related-party debt	—	22,000
Other	(250)	—

Net cash used in financing activities	(10,400)	(14,292)

Net (decrease) increase in cash and cash equivalents	(14)	—
Cash and cash equivalents at beginning of year	19	8

Cash and cash equivalents at end of period	$5	$8

The accompanying notes are an integral part of the financial statements.

VIRGIN MOBILE USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Overview and Basis of Presentation

Overview

Virgin Mobile USA, Inc., a Delaware corporation, was formed and capitalized in April 2007 as a holding company for the purposes of facilitating an initial public offering (“IPO”) of Class A common stock, which was completed on October 16, 2007. In connection with the IPO, Virgin Mobile USA, Inc. and its subsidiaries (the “Company”) completed reorganization transactions (the “Reorganization”). Pursuant to the Reorganization, Virgin Mobile USA, LLC, the principal operating entity for the Company’s business, converted into a Delaware limited partnership, changed its name to Virgin Mobile USA, L.P., and became an indirect, majority-owned subsidiary of the Company. Virgin Mobile USA, Inc. is the holding company for the public’s common equity interests in the business.

The Company is a mobile virtual network operator, commonly referred to as an MVNO, offering prepaid, or pay-as-you-go wireless communications services, including voice, data, and entertainment content, without owning a wireless network. The Company uses the “Virgin Mobile” name and logo under license from Virgin Enterprises Ltd., together with its affiliated entities (the “Virgin Group”). The Company offers its services over the nationwide Sprint PCS network under the terms of the PCS Services Agreement between the Company and an affiliate of Sprint Nextel Corporation. Sprint Nextel Corporation together with its affiliated entities is referred to as “Sprint Nextel”. The Company conducts its business within one industry and one geographic segment.

Basis Of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include annual disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented on a basis consistent with the Company’s historical audited financial statements and accompanying notes for the year ended December 31, 2007. The financial statements provided herein should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The Company has accounted for the Reorganization, for periods prior to the completion of the IPO, using a carryover basis, similar to a pooling-of-interest, as the reorganization transactions were premised on a non-substantive exchange in order to facilitate the IPO, resulting in the retention of historical based accounting. This is consistent with Financial Accounting Standards Board Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations, including Costs of Closing Duplicate Facilities of an Acquirer; Stock Transactions between Companies under Common Control; Down-Stream Mergers, Identical Common Shares for a Pooling of Interests; and Pooling of Interests by Mutual and Cooperative Enterprises. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes and, therefore, the condensed consolidated financial statements for the three months ended March 31, 2007 are presented on the same basis as those for the three months ended March 31, 2008. The weighted average shares outstanding for the three months ended March 31, 2007 are based on the number of member units in Virgin Mobile USA, LLC retroactively adjusted for the conversion into Class A common stock of the Company. Since minority interest was a deficit balance at the reorganization date and continues to be a deficit balance at March 31, 2008, the minority interest is presented as zero, in a manner consistent with Emerging Issues Task Force Issue (“EITF”) No. 94-2, Treatment of Minority Interests in Certain Real Estate Investment.

Out-of-Period Adjustments

During the preparation of the Company’s financial statements for the six months ended June 30, 2007, management identified errors in the Company’s financial statements in the amount of $0.5 million, $(0.3) million, $(0.3) million and

VIRGIN MOBILE USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

$3.8 million to its net income (loss) for the years ended December 31, 2006, 2005, 2004 and for the three months ended March 31, 2007, respectively. These errors were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues, which overstated net service revenue and overstated cost of service in each period, except for the three month period ended March 31, 2007, which understated net service revenue and overstated cost of service. The Company corrected these errors through a restatement of its results for the three month period ended March 31, 2007 and an out-of-period net adjustment amounting to $(0.1) million (comprised of the cumulative effect of the prior year errors in the amount of $0.5 million, $(0.3) million and $(0.3) million for the years ended December 31, 2006, 2005 and 2004, respectively) reflected in its financial statements for the six months ended June 30, 2007. The Company did not restate its financial statements for any period ended on or prior to December 31, 2006, as management does not believe these errors were material to any interim or annual prior period. The impact of the out-of-period adjustments in 2007 were not material to the Company’s financial results for the three months ended March 31, 2007. The interim results for the three months ended March 31, 2007 included herein reflect the out-of-period charges.

Liquidity

The Company has incurred substantial cumulative net losses and negative cash flows from operations since inception, and has a stockholders’ deficit of $409.5 million, negative working capital of $173.2 million and non-current debt of $280.9 million as of March 31, 2008. The Company makes significant initial cash outlays to acquire new subscribers in the form of handset and other subsidies. Additionally, the Company has been incurring increasing costs to maintain current customers through the sale of replacement handsets at a loss to the Company. Management expects these costs to be funded primarily through service revenue generated from the Company’s existing subscriber base and borrowings under a related party subordinated credit agreement with the Virgin Group. Although it is difficult for the Company to predict future liquidity requirements with certainty, based on the Company’s expected cash flows from operations and available funds from the subordinated credit agreement, management believes that the Company has the ability to finance its projected operating, investing and financing requirements of existing operations and planned customer growth through at least March 31, 2009. In addition, the Company’s ability to make scheduled principal and interest payments, or to refinance indebtedness and to satisfy other obligations, including obligations under the PCS Services Agreement with Sprint Nextel, as well as the Company’s ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond the Company’s control. If the Company materially underachieves its operating plan and the availability under the subordinated credit agreement and cash flow from operations become insufficient to allow the Company to meet its obligations, the Company is committed to taking certain alternative actions that could include reducing inventory purchases, reducing planned capital expenditures, extending the payment for certain liabilities within contractual terms with vendors, curtailing marketing costs and reducing other variable costs. In addition, management may also seek an increase in its borrowing capacity under its subordinated credit agreement, seek to raise additional funds, through public or private debt, equity financing to support operations, or restructure debt repayment obligations. Additional funds, however, may not be available to the Company on commercially reasonable terms, or at all, when required and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to existing stockholders. There is no assurance management will be successful in achieving its operating plan or would be able to implement its alternative actions or obtain additional borrowing capacity on acceptable terms.

The Company’s amended third party senior secured credit agreement (“Credit Agreement”) and subordinated credit agreement require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio which become more restrictive in future periods. Based on projected operating results and financial position, the Company expects to remain in compliance with the required covenants through at least March 31, 2009. If these covenants are not met, the Company’s borrowing availability under the subordinated credit agreement could be eliminated and outstanding borrowings under the Credit Agreement and the subordinated credit agreement could become due.

VIRGIN MOBILE USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued and Newly Adopted Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 enhances the disclosure requirements for an entity’s derivative instruments and hedging activities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS 161 requires additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 will not affect the financial condition, results of operations or cash flows of the Company.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements —an amendment to APB No. 51 (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 160 requires companies to measure an acquisition of a noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. SFAS 141(R) and SFAS160 are effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact that the adoption of SFAS 141(R) and SFAS 160 may have on its consolidated results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on the consolidated results of operations, cash flows or financial position of the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The FASB issued FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of SFAS 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157, on January 1, 2008, for financial assets did not have a material impact on the consolidated results of operations, cash flows, or financial position of the Company. The adoption of SFAS 157 for nonfinancial assets and liabilities will not have a material impact on the consolidated results of operations, cash flows or financial position of the Company.

VIRGIN MOBILE USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Handsets and accessories	$67,919	$72,094
Refurbished handsets	3,257	3,590
Handset inventory on consignment	52,774	61,680

	$123,950	$137,364

3.	Stock-Based Compensation

Stock Options

The following table summarizes the Company’s stock option award activity during the three months ended March 31, 2008:

	Shares under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2007	4,144,982	$14.07
Granted	31,892	8.71
Exercised	—	—
Forfeited	(81,825)	15.51
Expired	(49,619)	17.78

Outstanding at March 31, 2008	4,045,430	$13.95	4.86	$—

Vested or expected to vest at March 31, 2008	3,745,223	$13.83	4.97	$—

Exercisable at March 31, 2008	2,069,156	$12.22	4.41	$—

The weighted-average per share grant-date fair value of options granted during the three months ended March 31, 2008 was $5.29. There were no grants during the three months ended March 31, 2007. The total fair value of stock options vested during the three months ended March 31, 2008 and 2007 was $5.4 million and $3.6 million, respectively. As of March 31, 2008, there was a total of $9.1 million of unrecognized compensation expense, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock and Restricted Stock Units

The following table summarizes the Company’s restricted stock and restricted stock unit award activity during the three months ended March 31, 2008:

VIRGIN MOBILE USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nonvested
	Restricted Stock Units		Restricted Stock
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Exercise Price Per Unit
Outstanding at December 31, 2007	810,981	$14.84	495,075	$27.22
Granted	52,018	4.52	—	—
Forfeited	(25,565)	15.00	(14,084)	27.83

Outstanding at March 31, 2008	837,434	14.19	480,991	27.21

As of March 31, 2008, the total unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock units and restricted stock was $8.1 million and $8.3 million, respectively, which is expected to be recognized over a weighted-average period of 2.2 years and 2.3 years, respectively.

Performance-Based Restricted Stock Units

The following table summarizes the Company’s performance-based restricted stock unit award activity during the three months ended March 31, 2008:

	Nonvested Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	—	$—
Granted	860,000	2.46

Outstanding at March 31, 2008	860,000	2.46

As of March 31, 2008, the total unrecognized compensation expense, net of estimated forfeitures, for nonvested performance-based restricted stock units was $1.6 million, which is expected to be recognized over a weighted-average period of 3.0 years.

4.	Related Party Transactions

Sprint Nextel

In March 2008, the Company and Sprint Nextel amended the PCS Services Agreement to provide that (1) the Company will not be subject to any true-up process and the related payment obligations with respect to the fiscal year ended December 31, 2007; (2) if the true-up with respect to the fiscal year ending December 31, 2008 indicates that the actual cost of the services Sprint Nextel sells to the Company is higher than the rates charged to the Company during such year, the Company will only pay Sprint Nextel the difference between (A) the lower of (i) the rates that Sprint Nextel provided in advance for planning purposes and (ii) the rates based on Sprint Nextel’s actual costs, and (B) the rates charged to the Company during such year; and (3) beginning with the first quarter of the fiscal year ending December 31, 2009, the true-up and pricing process set forth in the PCS Services Agreement prior to the amendment will apply unless otherwise agreed by the parties.

In May 2008, the Company and Sprint Nextel further amended the PCS Services Agreement to provide that the Company will spend at least $298 million, including voice, messaging and data traffic, according to a monthly payment schedule during the year ending December 31, 2008. If the amounts due based on actual usage exceed the spending commitment, the Company will pay the total annual amount for such actual usage owed to Sprint Nextel. This amendment is contingent upon the Company obtaining approval from the Virgin Group to increase the lending commitment under the subordinated credit agreement from $75 million to $100 million by June 30, 2008. If the Company is unable to obtain such an increase in the commitment level of the subordinated credit agreement, the May 2008 amendment to the PCS Services Agreement will terminate and the higher pricing provisions otherwise applicable under the PCS Services Agreement will be in effect. If the Company is unable to increase its borrowing capacity under the subordinated credit agreement and is required to pay higher network rates, it could have a material adverse effect on the Company’s results of operations, cash flows and financial position.

There is no assurance that the Company will be able to negotiate similar amendments in the future and, accordingly, future payments could be substantially higher than those which the Company currently pays.

See the table below for selected financial information related to the Company’s transactions with Sprint Nextel (in thousands):

	March 31, 2008	December 31, 2007
Due from related parties	$81	$94
Due to related parties	64,195	51,530

	Three months ended March 31,
	2008	2007
Net equipment revenue	$89	$(421)
Cost of service	67,285	76,388
Selling, general and administrative	4,555	7,577
Interest expense	1,092	1,036
Other expense (income)	869	—

Tax Receivable Agreement

In connection with the IPO and the Reorganization and the IPO, in October 2007 Sprint Nextel sold a portion of its interest in Virgin Mobile USA, LLC to the Company for $136.0 million of the net proceeds from the Company’s IPO. In addition, from time to time, Sprint Nextel may exchange its partnership units in Virgin Mobile USA, L.P. for shares of the Company’s Class A common stock. Virgin Mobile USA, L.P. intends to make an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of partnership units for shares occurs. The initial sale and future exchanges by Sprint Nextel are expected to result in increases in the tax basis of the assets owned by Virgin Mobile USA, L.P. at the time of each exchange of partnership units. These anticipated increases in the tax basis will be allocated to the Company and may reduce the amount of tax that would otherwise be required to be paid in the future. The Company entered into a tax receivable agreement with Sprint Nextel that provides for the payment to Sprint Nextel the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in the tax basis. For the three months ended March 31, 2008, the Company recorded $0.9 million in Other expense (income) for estimated payments to Sprint Nextel under this Tax Receivable Agreement. The actual amount of the payment will be determined when the Company files its federal and state income 2008 tax returns.

VIRGIN MOBILE USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Virgin Group

See the table below for selected financial information related to the Company’s transactions with the Virgin Group (in thousands):

	March 31, 2008	December 31, 2007
Due from related parties	$77	$227
Due to related parties	6,925	4,956
Related party debt	45,000	45,000

	Three months ended March 31,
	2008	2007
Net equipment revenue	$51	$87
Selling, general and administrative	943	930
Interest expense	1,553	987
Other expense (income)	1,211	—

Tax Receivable Agreement

In connection with the IPO and the Reorganization, the Virgin Group contributed to the Company its interest in Bluebottle USA Investments L.P. (“Investments”), which resulted in the Company receiving approximately $309.7 million of net operating loss carryforwards. If utilized, the net operating loss carryforwards will reduce the amount of tax that the Company would otherwise be required to pay in the future. The Company entered into a tax receivable agreement with the Virgin Group that provides for the payment to the Virgin Group the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized as a result of the utilization of these net operating loss carryforwards. The tax receivable payment considers the impact of section 382 of the Internal Revenue Code which imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carryforwards to reduce its tax liability. For the three months ended March 31, 2008, the Company recorded $1.2 million in Other expense (income) for estimated payments to the Virgin Group under this Tax Receivable Agreement. The actual amount of the payment will be determined when the Company files its 2008 federal and state income tax returns.

5.	Income Tax

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires that deferred income taxes be determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Valuation allowances are used to reduce deferred tax assets to the extent that their realization is not more likely than not.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory rates and tax planning opportunities and includes the effects, if any, of uncertain tax positions accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The estimated annual effective tax rate for 2008 is 2.69%. This effective rate is the result of alternative minimum tax after the utilization of net operating loss carryforwards.

Significant or unusual items are separately recognized in the quarter in which they occur. The Company has recorded a federal and state tax expense of $435,000 for the three months ended March 31, 2008. Prior to the Reorganization, all federal, state and local taxes were the responsibility of the Virgin Mobile USA, LLC owners.

VIRGIN MOBILE USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has entered into tax receivable agreements with both Sprint Nextel and the Virgin Group which would require payments to these parties for certain tax benefits inuring to the Company. The Company expects to make payments under these agreements for the year ending December 31, 2008 (see Note 4).

6.	Earnings Per Share

The following table shows information used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended March 31,
	2008	2007
		(Restated)
Numerator:
Net income	$4,749	$19,172

Denominator:
Weighted average shares outstanding – basic	52,757	25,797
Stock based compensation plans	12	1,280
Sprint Nextel ownership in Virgin Mobile USA, L.P. convertible into common stock	12,059	23,012

Weighted average shares outstanding – diluted	64,828	50,089

As of March 31, 2008, there were weighted average shares of approximately 4 million average shares issuable for outstanding awards under stock based compensation plans that have exercise prices exceeding the average market price for the quarter ended March 31, 2008, and approximately 1 million average shares for restricted stock and restricted stock units which could potentially dilute earnings per share in the future.

As of March 31, 2007, there were weighted average shares of approximately 1 million average shares issuable for outstanding awards under stock based compensation plans that have exercise prices exceeding the average market price for the quarter ended March 31, 2008, which could potentially dilute earnings per share in the future.

7.	Commitments and Contingencies

Contingencies

The Company is subject to legal proceedings and claims arising in the normal course of business. The Company assesses its potential liability by analyzing litigation and regulatory matters using available information. Views are developed on estimated losses in consultation with outside counsel handling the Company’s defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. The Company accrues a liability, for the matters discussed below, if it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. Should developments in any of these matters cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on the Company’s results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Patent Litigation

Antor Media Corp. v. Nokia, Inc., et al. On May 16, 2005, the Company was named as one of twelve defendants sued in the United States District Court for the Eastern District of Texas for alleged infringement of U.S. Patent No. 5,734,961, which pertains to a system for transmitting information from a central server to a customer over a network. The plaintiff has requested monetary damages of an amount equal to no less than a reasonable royalty, enhanced damages, attorney fees and a permanent injunction. Nine defendants have since settled. The Company filed an answer denying infringement and

VIRGIN MOBILE USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

all other claims and has asserted patent invalidity and inequitable conduct as defenses. The Company has filed counterclaims seeking declaratory judgments of patent invalidity, unenforceability, and non-infringement. The Company sought indemnification from Kyocera, Nokia, UTStarcom, Moderati and Infospace. Kyocera has agreed to indemnify the Company for certain legal fees and retained a law firm to lead the defense. The Court has stayed the action pending an ongoing reexamination of the relevant patent in the United States Patent and Trademark Office.

Visual Interactive Phone Concepts, Inc. v. Virgin Mobile USA, LLC. The Company is defending itself in a patent infringement action brought in May 2005 by Visual Interactive Phone Concepts, Inc. (“VIPC”) in the United States District Court for the District of New Jersey. The plaintiff asserts that the Company has infringed two patents involving the transmission of information among “videophones,” a central data center/mailbox facility, and vendors. The plaintiff has requested monetary damages of an amount equal to no less than a reasonable royalty, trebled for willful infringement, attorney fees and a permanent injunction. The Company filed an answer denying infringement and all other claims and has asserted patent invalidity and inequitable conduct as defenses. The Company has filed counterclaims seeking declaratory judgments of patent invalidity, unenforceability and non-infringement. On February 22, 2008, following the completion of related state court litigation between VIPC and a third-party, the Company filed a motion for summary judgment regarding all claims based on judicial estoppel and VIPC’s lack of standing to sue for infringement of the patents. The parties have completed briefing and the Company awaits the Court’s ruling on that motion.

Barry W. Thomas v. Alltel Communications, Inc. et al. In December 2005, Barry W. Thomas sued the Company and five other defendants in the United States District Court for the Western District of North Carolina. The plaintiff alleges that the Company infringed upon U.S. Patent No. 4,777,354, which relates to a system for controlling the provision of services—including telephone services—to a customer where a central computer controls the activation/deactivation of services based on account information read from a magnetic strip-type card. Kyocera has agreed to indemnify the Company for certain legal fees. The Court has stayed the action. In light of a decision in a related case construing the patents-at-issue narrowly, Barry W. Thomas has agreed voluntarily to dismiss with prejudice the lawsuit against the Company.

Minerva Indus., Inc. v. Motorola, Inc. et al. On June 6, 2007, Minerva Indus., Inc. (“Minerva”) filed this action against Virgin Mobile USA, LLC and 42 other defendants in the United States District Court for the Eastern District of Texas for alleged infringement of U.S. Patent No. 6,681,120, which relates to a mobile entertainment and communication device. The plaintiff requests monetary damages of an amount equal to no less than a reasonable royalty, trebled for willful infringement, attorney fees and a permanent injunction. The Company sought indemnification from Kyocera, Nokia, and UTStarcom. Kyocera and Nokia have agreed to indemnify the Company for certain legal fees. The defendants entered into a joint defense agreement and filed a joint answer to Minerva’s complaint on January 7, 2008. A new patent was issued to Minerva on the same day. Minerva filed a new action alleging infringement of the new patent. The defendants have answered the new complaint.

Electronic Data Systems Corp. v. Online Wireless, Inc. et al. On February 4, 2008, Electronic Data Systems (“EDS”) filed suit against the Company and five other providers of prepaid wireless services. The lawsuit alleges that the defendants have infringed on two EDS patents, each of which sets forth a system and method that allows a consumer to use a personal computer or ATM machine to purchase prepaid telephone services electronically using funds debited from a designated financial account. EDS seeks an injunction, damages, and costs. The Company is investigating the allegations made by EDS and will vigorously defend the lawsuit.

Intellect Wireless, Inc. v. T-Mobile USA, Inc., et al. On February 28, 2008, Intellect Wireless, Inc. filed a complaint against the Company in the United States District Court for the Northern District of Illinois for alleged infringement, contributory infringement, or induced infringement of United States Patent Nos. 7,257,210, 7,305,076, and 7,266,186. The plaintiff alleges that the Company directly or indirectly infringed the patents by offering wireless plans, packages, and services that include Caller ID, picture messaging, and Multimedia Messaging Services, which it asserts are covered under the subject patents. The plaintiff requests damages equal to no less than a reasonable royalty, attorneys’ fees, and a permanent injunction. The Company has entered into a joint defense agreement with the other defendants in the matter.

VIRGIN MOBILE USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Trade Secret Litigation

BrandPort, Inc. v. Virgin Mobile USA, LLC. In June 2006, BrandPort, Inc. (“Brandport”) sued the Company in the Chancery Division of New Jersey Superior Court, Somerset County. BrandPort alleges that, in developing the Company’s Sugar Mama program, the Company misappropriated trade secrets and confidential information and breached a nondisclosure agreement. BrandPort seeks compensatory damages for the Company’s alleged use of its trade secrets and confidential information and may also seek a reasonable royalty rate. BrandPort lost motions for both a temporary restraining order and a preliminary injunction in 2006. Following discovery, the Company filed a motion for summary judgment on January 16, 2008. A hearing on the motion, on which the court has yet to rule, occured on May 2, 2008.

Class Action Litigation

Belloni et al v. Verizon Communications et al. The Company is one of twelve telecommunications carriers named as defendants in a class action lawsuit brought on behalf of a purported class of long distance telephone customers. The amended class action complaint filed in October 2006 in the United States District Court for the Southern District of New York alleges that the defendants unlawfully collected and remitted money to the IRS in the guise of an excise tax that the plaintiffs assert was inapplicable to the services provided. On January 16, 2007, the Judicial Panel on Multidistrict Litigation conditionally transferred the action to the United States District Court for the District of Columbia for coordinated or consolidated pretrial proceedings with related actions. Plaintiffs seek compensatory, statutory and punitive damages in an amount not specified. Plaintiffs generally claim that defendants are liable for the full amount collected from customers and remitted to the government, and damages flowing from the alleged failure to file with the FCC and communicate to the public the non-applicability of the Communications Excise Tax. Plaintiffs also seek attorneys’ fees and costs.

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

Securities Litigation

Plaintiffs have brought two class-action federal lawsuits in the District of New Jersey and the other in the Southern District of New York against the Company, certain of the Company’s officers and directors, and other defendants. Each suit alleges that the prospectus and registration statement filed pursuant to the Company’s IPO contained materially false and misleading statements in violation of the Securities Act of 1933, and additionally alleges that at the time of the IPO the Company was aware, but did not disclose, that results for the third quarter of 2007 indicated widening losses and slowing subscriber growth trends. On January 7, 2008, the Company filed a motion to consolidate all cases in the United States District Court for the Southern District of New York for pre-trial purposes. On April 7, 2008, the United States Judicial Panel on Multidistrict Litigation granted the motion and consolidated the cases in the District of New Jersey. On March 17, 2008, the district court judge in the New Jersey matter appointed the New Jersey plaintiffs as lead plaintiffs for the litigation. Plaintiffs must file a consolidated amended complaint by May 16, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2008 and 2007 and the notes thereto included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission in March 2008. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties, including those discussed in Item 1A, “Risk Factors,” in Part II.

Unless we state otherwise or the context otherwise requires the terms (1) “we”, “us” and “our” refer to Virgin Mobile USA, Inc., and its consolidated subsidiaries; (2) “Sprint Nextel” refers to Sprint Nextel Corporation, a Kansas corporation, and its affiliated entities; and (3) the “Virgin Group” refers to Virgin Group Holdings Limited, a British Virgin Islands company and its affiliated entities.

Introduction

We are a Delaware corporation formed in April 2007 as a holding company for the purpose of facilitating an initial public offering, or IPO, of Class A common stock, which was completed on October 16, 2007. Prior to completion of the IPO, Virgin Mobile USA, Inc. and its subsidiaries completed reorganization transactions, or the Reorganization. Pursuant to the Reorganization, Virgin Mobile USA, LLC, the principal operating entity for our business, converted into a Delaware limited partnership, changed its name to Virgin Mobile USA, L.P., and became a majority-owned subsidiary of Virgin Mobile USA, Inc., the holding company for the public’s common equity interests in our business.

We have accounted for the Reorganization, for periods prior to the completion of the IPO, using a carryover basis, similar to a pooling-of-interest, as the reorganization transactions were premised on a non-substantive exchange in order to facilitate the IPO, resulting in the retention of historical based accounting. This is consistent with Financial Accounting Standards Board Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations, including Costs of Closing Duplicate Facilities of an Acquirer; Stock Transactions between Companies under Common Control; Down-Stream Mergers, Identical Common Shares for a Pooling of Interests; and Pooling of Interests by Mutual and Cooperative Enterprises. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes and, therefore, the condensed consolidated financial statements for the three months ended March 31, 2007 are presented on the same basis as those for the three months ended March 31, 2008. Since minority interest was a deficit balance at the reorganization date and continues to be a deficit balance at March 31, 2008, the minority interest is presented as zero, in a manner consistent with Emerging Issues Task Force Issue, or EITF No. 94-2, Treatment of Minority Interests in Certain Real Estate Investment.

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

We were founded as a joint venture between Sprint Nextel and the Virgin Group and launched our service nationally in July 2002. As of March 31, 2008, we served 5.1 million customers, an increase of 4.5% over the 4.9 million customers served as of March 31, 2007. As of December 31, 2007, we served 5.09 million customers. Historically, we have grown our business organically, but, subject to our existing and future contractual obligations, we may consider mergers, acquisitions and strategic investments from time to time that enable us to achieve greater scale, cost or technology advantages.

We market our products and services under the “Virgin Mobile” brand, using the nationwide Sprint PCS network. We control our customers’ experience and all customer “touch points,” including brand image, pricing, mobile content, marketing, distribution and customer care, but as a mobile virtual network operator, or MVNO, we do not own or operate a physical network, which frees us from related capital expenditures. This allows us to focus our resources and compete effectively against the major national wireless providers in our target market. We focus primarily on wireless consumers who use 200 to 1,200 minutes per month, which we estimate encompasses 80% of all wireless consumers. We purchase wireless network services at a price based on Sprint Nextel’s cost of providing these services plus a specified margin under an agreement which runs through 2027.

The PCS Services Agreement with Sprint Nextel was amended in March 2008 to provide that (1) we will not be subject to the true-up process with respect to the year ended December 31, 2007; (2) if the true-up with respect to the year ending December 31, 2008, indicates that the actual cost of the services Sprint Nextel sells to us is higher than the rates charged to us during such year, we will only pay Sprint Nextel the difference between (A) the lower of (i) the rates that Sprint Nextel provided to us in advance for planning purposes and (ii) the rates based on Sprint Nextel’s actual costs and (B) the rates charged to us during such year; and (3) beginning with the first quarter of the fiscal year ending December 31, 2009, the true-up and pricing process set forth in the PCS Services Agreement prior to the amendment will apply unless otherwise agreed by the parties. Based on Sprint Nextel’s current cost of providing services, we expect the per-minute rate we pay to Sprint Nextel to decrease over time as our customer base grows and the volume of minutes we purchase from Sprint Nextel increases. However, if Sprint Nextel’s cost of providing services increases and/or our number of customers decrease and/or the volume of minutes we purchase from Sprint Nextel decreases, the per-minute rate we pay to Sprint Nextel may increase. This could have a material adverse effect on our financial position, results of operations and cash flows.

In May 2008, the PCS Services Agreement was further amended to provide that we will spend at least $298 million, including voice, messaging and data traffic, according to a monthly payment schedule during the year ending December 31, 2008. If the amounts due based on actual usage exceed the spending commitment, we will pay the total annual amount for such actual usage owed to Sprint Nextel. This amendment is contingent upon us obtaining approval from the Virgin Group to increase the lending commitment under the subordinated credit agreement from $75 million to $100 million by June 30, 2008. If we are unable to obtain such an increase in the commitment level of the subordinated credit agreement, the May 2008 amendment to the PCS Services Agreement will terminate and the higher pricing provisions otherwise applicable under the PCS Services Agreement will be in effect. If we are unable to increase our borrowing capacity under the subordinated credit agreement and are required to pay higher network rates, it could have a material adverse effect on our results of operations, cash flows and financial position.

There is no assurance that we will be able to negotiate similar amendments in the future and, accordingly, future payments could be substantially higher than those which we currently pay.

During the three months ended March 31, 2008, 5.4% of our customers accessed our services through Sprint Nextel’s third-party PCS affiliates and we generated approximately $13 million in revenues from such customers. Every three years, each of these third-party PCS affiliates has the right to discontinue the activation of service for our new customers in their respective regions, and they may next make this election in July 2008. If these third-party PCS affiliates agree to continue to support our services, they must commit to a three-year term, after which they can again elect to discontinue the activation of service for new customers in their regions. In addition, the third-party PCS affiliates have the right to stop providing their services to new customers (1) if we launch services that are not pay-as-you-go services in such affiliate’s territory, (2) if we target customers outside the market segment of individuals up to and including 30 years old, (3) upon a change of control of us or Sprint Nextel, and (4) upon certain events of bankruptcy or dissolution of us or Sprint Nextel. The inability to provide service to new customers within the third party PCS affiliates’ territories could have an adverse effect on our business and could adversely affect our financial condition, results of operations and cash flows.

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

The lower handset prices may also make our services more accessible to new, lower-value, customers with less disposable income available to spend on our services. In addition, as handset prices decline and handsets become more disposable, customers without contracts may change their wireless providers more frequently, thereby increasing our customer turnover, or churn, and resulting in additional acquisition costs to replace those customers. Depending on how quickly a customer churns, we may not be able to recoup our initial investment expended in acquiring the customer. A shift to lower value or less stable customers could have an adverse impact on our financial position, results of operations, and cash flows.

We continually monitor the impact of handset prices on the profile of our new customers, the behavior of our existing customers and our financial performance, and will make adjustments to our pricing strategy accordingly, including potentially raising prices.

We primarily rely on four third-party retail distribution channels for product placement within their stores to promote the sale of our handsets to grow our customer base. Our relationships with these distribution partners are strong and we expect the relationships to continue. However, there is no assurance that our distribution partners will continue to distribute our products. The loss of any of these four retail distribution partners could result in lower gross additions, account replenishments, or “Top-Ups”, and increased churn and therefore lower results of operations and cash flows. In the first quarter of 2008, we entered into three important agreements which will expand our retail presence. We entered agreements with American Wireless and Sears, and agreed to expand our relationship with Wal-Mart. Collectively, these agreements are expected to expand our retail footprint by more than 2,000 doors by year end 2008.

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

We earn revenues primarily from the sale of wireless voice and mobile data services, along with the sale of handsets through third party retail locations, our website or call center. Our services are available through a variety of different pricing plans, including flat-rate and monthly plans that offer the benefits of long-term contract-based wireless plans with the flexibility of pay-as-you-go services. We have announced, and are currently in the process of rolling out, revamped pricing plans to our customers which will be fully deployed by June 30, 2008. These plans are designed to simplify the competitiveness and value of our offers to our customers. These new plans provide our customers the ability to purchase, in a variety of ways and on a flexible basis, packages of minutes, or minute packs, in denominations ranging from $20 to $50. They also include, subject to certain restrictions, a roll-forward feature. We believe that the flexibility and competitive price points on these plans will help us retain customers and stimulate growth. We expect these new monthly plans to contribute an increasing portion of our revenue going forward. If our current customers are using certain plans that will be discontinued, they are not required to switch to one of our new plans.

We continue to assess the various competitive offers and pricing actions in the marketplace and we will continue to monitor the offers and pricing actions our competitors take to assure that our offers remain competitive.

In the first quarter of 2008, we began negotiating to outsource certain IT functions. We expect that such a plan, if implemented as contemplated, would improve services and reduce our cost structure. Were we to enter into an outsourcing agreement, we would expect to close our Walnut Creek, California facility. We expect to enter into a definitive agreement and effectuate an outsourcing plan by the end of the first quarter of 2009. There is no assurance we will be able to complete this transaction, or achieve the cost savings we have planned.

From time to time, we evaluate strategic opportunities, including mergers and acquisitions, partnerships and co-marketing opportunities, to improve our products and services, accelerate growth and increase shareholder value.

Seasonality

Our business experiences significant seasonality which is driven by the traditional retail selling periods. We typically generate our highest level of gross additions in the fourth quarter of the year due to increased consumer spending during the holiday season. Additionally, our first quarter typically reflects a relatively low level of churn, due, in part, to the impact of new customers added in the prior quarter and the way in which we measure churn, as we do not consider a customer to have churned until there has been 150 days of account inactivity. As a result, our net customer additions are often favorably impacted in both the fourth quarter and the first quarter of the following year. In contrast, our net customer additions for the second and third quarters reflect both the lower level of gross additions in those periods as well as the higher churn, from the fourth quarter gross additions.

The seasonality of our customer acquisitions is reflected in our financial statements whereby the higher subsidies in the third and fourth quarters to support the fourth quarter customer acquisitions, result in a decline in our operating income and cash generated from operations during those quarters. The greater the number of customer acquisitions we are able to achieve in the latter part of the year, the greater the temporary negative impact on Adjusted EBITDA and cash generated from operations, however, such additional customers’ future cash flows are expected to increase our value in the longer term. Our cost per gross addition, or CPGA, is typically the lowest in the fourth and first quarters which is directly attributable to the seasonality of our gross additions.

During the three months ended December 31, 2007, we chose not to participate in what we considered to be temporary, aggressive handset pricing engaged in by our competitors. We chose not to match that pricing and to focus our efforts on acquiring customers with higher spend. For example, during that period, we focused marketing spending more heavily on our high-end Wild Card handset, instead of our low-end handsets, in order to attract a higher value customer. Due to this decision, gross customer additions for the three months ended December, 2007 were lower than expected, which in turn affected churn and net customer additions for the three months ended March 31, 2008. Because of this strategic decision and the launch of our new voice offers, the seasonal pattern of Adjusted EBITDA may be affected for 2008.

Results of Operations

Key Performance Metrics

Our management utilizes the following key performance metrics used in the wireless communications industry to manage and assess our financial performance. These metrics include gross additions, churn, net customer additions, end-of-period customers, Adjusted EBITDA, Adjusted EBITDA margin, Average Revenue Per User, or ARPU, Cash Cost Per User, or CCPU, Cost Per Gross Addition, or CPGA, and Free cash flow. Trends in key performance metrics such as ARPU, CCPU, and CPGA will depend upon the scale of our business as well as the dynamics in the marketplace and our success in implementing our strategies. The following table provides a summary of these key performance metrics for the periods indicated and the trends in each of these metrics are discussed below:

	Three months ended March 31,
	2008	2007
		(Restated)
Gross additions	795,575	881,756
Churn	5.1%	4.0%
Net customer additions	17,772	309,721
End-of-period customers	5,103,658	4,883,811
Adjusted EBITDA ($ thousands)	$28,702	$41,729
Adjusted EBITDA margin	9.4%	12.9%
ARPU	$19.93	$22.41
CCPU	$12.01	$13.46
CPGA	$115.59	$98.69
Free cash flow ($ thousands) (1)	$10,386	$14,292

(1)	See Liquidity and Capital resources for discussion of results.

Gross additions represents the number of new customers that activated an account during a period, unadjusted for churn during the same period. In measuring gross additions, we begin with account activations and exclude retailer returns, customers who have reactivated and fraudulent activations. These adjustments are applied in order to arrive at a more meaningful measure of our customer growth. Gross additions for the three months ended March 31, 2008 were approximately 0.8 million, as compared to 0.9 million for the same period last year. This decline of 9.8% primarily reflects the effect of the current economic conditions and consumer behavior as well as the recent expansion of competitors in key markets. By focusing on consumer preferences and maintaining competitive product and service offerings we anticipate being able to continue to attract new customers to our company. The specific level of our gross additions in the future will depend, in part, on the level of competitive activity and customer movement in the marketplace, along with the availability of attractive new offers and handset technology. In particular, we believe that the flexibility and competitive pricing on the restructured and expanded suite of offers we began to introduce in the first quarter of 2008 will help us retain customers, stimulate growth and, we believe, maintain healthy revenue and cost metrics. Also, we have been successful in attracting higher-value customers with the introduction of attractive new handsets such as the Wild Card, which has been bringing in significantly higher than average data usage. The level of our gross additions will also continue to be impacted by the seasonality of our business and the state of the economy. In particular, the economic downturn, which began with the “sub-prime mortgage” macroeconomic conditions, could continue to have an adverse impact on gross additions due to potentially lower disposable income for potential customers.

Churn is used to measure customer turnover on an average monthly basis. Churn is calculated as the ratio of the net number of customers that disconnect from our service during the period being measured to the weighted average number of customers during that period, divided by the number of months during the period being measured. The net number of customers that disconnect from our service is calculated as the total number of customers that disconnect less the adjustments noted under gross additions above. These adjustments are applied in order to arrive at a more meaningful measure of churn. The weighted average number of customers is the sum of the average number of customers for each day during the period being measured divided by the number of days in the period. Churn includes those pay-by-the-minute customers who we automatically disconnect from our service when they have not replenished, or “Topped-Up,” their accounts for 150 days, as well as those monthly customers who we automatically disconnect when they have not paid their monthly recurring charge for 150 days (except for such monthly customers who replenish their account for less than the amount of their monthly recurring charge and, according to the terms of our monthly plans, may continue to use our services on a pay-by-the-minute basis), and such customers that voluntarily disconnect from our service prior to reaching 150 days since replenishing their account or paying their monthly recurring charge. We utilize 150 days in our calculation as it represents the last date upon which a customer who replenishes his or her account is still permitted to retain the same phone number. This calculation is consistent with the terms and conditions of our service offering. We believe churn is a useful metric to track changes in customer retention over time and to help evaluate how changes in our business and services offerings affect customer retention. In addition, churn is also useful for comparing our customer turnover to that of other wireless communications providers. For the three months ended March 31, 2008, our churn was 5.1%, as compared to 4.0% for the same period last year. This increase in our churn reflects a couple of factors. First, we experienced a year-over-year decline in our gross additions in the fourth quarter of 2007 driven by the weaker economy as well as by aggressive pricing on the part of our competitors. As a result, we did not see a benefit on our first quarter churn of strong fourth quarter gross additions. Second, economic conditions for the first quarter of 2008 are weaker than they were during the same period in 2007. The churn we experienced for the three months ended March 31, 2008 is more comparable to the churn we experienced for the three months ended December 31, 2007 (also 5.1%) which reflected more similar economic conditions. As with gross additions, the trends in our churn will continue to reflect competitive activity in the marketplace and the availability of attractive new offers and handsets. In particular, as noted earlier, we believe that the flexibility and competitive price points on the restructured and expanded suite of offers we introduced in March of 2008 will help us retain customers. Also, we believe our customer behavior will continue to be affected by the seasonality of our business and by the state of the economy. In particular, the economic downturn and “sub-prime mortgage” macroeconomic conditions could continue to have an adverse impact on churn, as customers reduce or stop their wireless usage due to economic constraints. In addition to continually improving our offers and handsets, our ongoing lifecycle management programs, which target and incent specific customer segments deemed valuable to our business, will help to mitigate both economic and competitive pressure in the future.

Net customer additions and end-of-period customers are used to measure the growth of our business model, to forecast our future financial performance and to gauge the marketplace acceptance of our offerings. Net customer additions represents the number of new customers that activated our handsets during a period, adjusted for churn during the same period. End-of-period customers are the total number of customers at the end of a given period. During the first three months of 2008, we added a net 17,772 customers to our base, compared to a net 309,721 customers for the first quarter of 2007. As of March 31, 2008, we had 5.1 million customers. This represents growth of 4.5%, as compared to March 31, 2007 and a growth of 0.3% as compared to December 31, 2007. Net customer additions reflect a percentage share of new users in the marketplace as well as a percentage of customers that have switched to us from our competitors net of our competitive losses, or churn. A decrease in net customer additions also reflects the effect of the company’s churn rate applied to an increasing customer base. The decline in our net customer additions for the first quarter of this year as compared to last year also reflects the weaker economy as well as some of the other factors discussed above.

Non-GAAP performance metrics. We use several financial performance metrics, including Adjusted EBITDA,

Adjusted EBITDA margin, ARPU, CCPU, CPGA, and Free cash flow, which are not calculated in accordance with GAAP. A non-GAAP financial metric is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe that the non-GAAP financial metrics that we use are helpful in understanding our operating performance from period to period, and although not every company in the wireless communications industry defines these metrics in precisely the same way, we believe that these metrics as we use them facilitate comparisons with other wireless communications providers. These metrics should not be considered substitutes for any performance metric determined in accordance with GAAP.

Adjusted EBITDA is calculated as net income (loss) plus interest expense, income tax expense, tax receivable agreements expense, depreciation and amortization, non-cash compensation expense, equity issued to a member, debt extinguishment costs and expenses of Bluebottle USA Investments L.P. prior to the completion of the IPO. We believe Adjusted EBITDA is a useful tool in evaluating performance because it eliminates items related to taxes, as well as the tax receivable agreements, non-cash charges relating to depreciation and amortization as well as items relating to both the debt and equity portions of our capital structure. Adjustments relating to interest expense, income tax expense, and depreciation and amortization are each customary adjustments in the calculation of supplemental measures of performance. We also exclude tax receivable agreement-related expenses for payments to the Virgin Group for the utilization of net operating loss carryforwards, and to Sprint Nextel, for the increase in tax basis that will be allocated to us, as we consider them to be the functional equivalent of paying taxes. We believe such adjustments are meaningful because they are indicators of our core operating results and our management uses them to evaluate our business. Specifically, our management uses them in their calculation of compensation targets, preparation of budgets and evaluations of performance. Similarly, we believe that the exclusion of non-cash compensation expense provides investors with a more meaningful indication of our performance as these non-cash charges relate to the equity portion of our capital structure and not our core operating performance. The expenses of Bluebottle USA Investments L.P. also do not relate to our core operating performance and are, therefore, excluded. These exclusions are also consistent with how we calculate the measures we use for determining certain bonus compensation targets, preparing budgets and for other internal purposes. We believe that the exclusion of equity issued to a member and debt extinguishment costs is appropriate because these charges relate to the debt and equity portions of our capital structure and are not expected to be incurred in future periods.

We find Adjusted EBITDA to be useful as a measure for understanding the performance of our operations from period to period and although not every company in the wireless communications industry defines these metrics in precisely the same way, we believe that this metric, as we use it, facilitates comparisons with other wireless communications companies. We use Adjusted EBITDA in our business operations to, among other things, evaluate the performance of our business, develop budgets and measure our performance against those budgets. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our company’s overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and you should not consider this in isolation, or as a substitute for analysis of our results as reported under GAAP. The items we eliminate in calculating Adjusted EBITDA are significant to our business: (i) interest expense is a necessary element of our costs and ability to generate revenue because we incur interest expense related to any outstanding indebtedness, (ii) to the extent that we incur income tax, it represents a necessary element of our costs and our ability to generate revenue because ongoing revenue generation is expected to result in future income tax expense, (iii) depreciation and amortization are necessary elements of our costs, (iv) tax receivable agreements expenses are the costs related to our tax receivable agreements, as they are reimbursements to the Virgin Group, for the utilization of net operating loss carryforwards we received as part of the IPO, and to Sprint Nextel, for the increase in tax basis that will be allocated to us, (v) non-cash compensation expense is expected to be a recurring component of our costs and we may be able to incur lower cash compensation costs to the extent that we grant non-cash compensation, (v) expense resulting from equity issued to a member represents an actual cost relating to a prior contractual obligation, and (vi) expenses associated with Bluebottle USA Investments L.P. prior to the IPO. Furthermore, any measure that eliminates components of our capital structure and the carrying costs associated with the fixed assets on our balance sheet has material limitations as a performance measure. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our GAAP results. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. For the three months ended March 31, 2008, Adjusted EBITDA was $28.7 million, as compared to $41.7 million for the three months ended March 31, 2007. The year on year decline primarily reflects a decline in our net service revenue, driven by lower usage, higher advertising and media spending to support the rollout of our new offers and higher costs to support our growing customer base, including a 31.7% increase in the cost of replacement handsets. In addition, the decline in our Adjusted EBITDA reflects a $4.5 million impact due to an E911 tax refund and favorable settlements with taxing jurisdictions for the three months ended March 31, 2007 and the impact of additional states subject to E911 in 2008. These factors were partially offset by lower total customer acquisition costs, due to lower gross additions, and cost benefits resulting from the increasing scale of our business. As we may experience some decline in revenue resulting from lower usage and lower pricing, we have considered, and will continue to consider, appropriate measures to align our costs with the revenue that is being generated, including reducing our administrative costs or potentially raising our handset prices in order to reduce our subsidy. As an example, during the latter part of 2007, we chose not to match the aggressive handset pricing by certain of our competitors and to focus instead on acquiring higher value customers with attractive new handsets such as the Wild Card.

Adjusted EBITDA margin is used to measure our Adjusted EBITDA performance relative to our net service revenue so that we can gauge the performance of Adjusted EBITDA normalized for the increasing scale of our business. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by our net service revenue. For the three months ended March 31, 2008, our Adjusted EBITDA margin was 9.4%. This compares to 12.9% for the same period of the prior year. The decline in our Adjusted EBITDA margin over this period reflects the decline in usage discussed earlier as well as the higher advertising and media spending and increasing costs to service our customers, principally the costs associated with increases in replacement handsets. The decline also reflects the impact, noted earlier, of the E911 tax refund and favorable settlements with taxing jurisdictions for the three months ended March 31, 2007, and the impact of the additional states subject to E911 tax this year. These factors were partially offset by the impact of lower gross additions which would have had an initial negative impact on both Adjusted EBITDA and Adjusted EBITDA Margin, and cost benefits resulting from our increased scale, including a reduction in Sprint Nextel network rates.

The following table illustrates the calculation of Adjusted EBITDA and Adjusted EBITDA margin and reconciles Adjusted EBITDA to net income which we consider to be the most directly comparable GAAP financial measure.

	Three months ended March 31,
	2008	2007
		(Restated)
(in thousands, except Adjusted EBITDA Margin)
Net income	$4,749	$19,172
Plus:
Depreciation and amortization	8,678	8,081
Interest expense	9,339	13,589
Income tax expense	435	—
Tax receivable agreements expense	2,080	—
Non-cash compensation expense	3,421	781
Bluebottle USA Investments L.P. expenses prior to the IPO	—	106

Adjusted EBITDA	$28,702	$41,729

Net service revenue	$303,764	$322,337
Adjusted EBITDA margin	9.4%	12.9%

ARPU is used to measure and track the average revenue generated by our customers on a monthly basis. ARPU is calculated as net service revenue for the period divided by the weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. The weighted average number of customers is the sum of the average customers for each day during that period being measured divided by the number of days in that period. ARPU helps us to evaluate customer performance based on customer revenue and forecast our future service revenues. For the three months ended March 31, 2008, ARPU was $19.93, as compared to $22.41 for the same period last year and $20.14 for the three months ended December 31, 2007. The 11.1% decline in ARPU as compared to the same period last year reflected a decline in average voice usage per customer, driven, in part, by a much weaker economy, and the migration of high-usage customers to the lower-priced bucket offers. The decline also reflects the impact, noted earlier, of the E911 tax refund and favorable settlements with taxing jurisdictions for the three months ended March 31, 2007, and the impact of additional states subject to E911 in 2008. These factors more than offset increased customer penetration and usage for our mobile data services, the latter stimulated by new offerings and new handsets. We expect to continue to experience some downward pressure on ARPU as prices decline and as the economic downturn may continue to cause some customers to reduce their usage due to lower disposable income; however, such pressure may be partially offset by a continued shift to higher value customers and by increased penetration of new services. For example, we have seen a recent increase in data usage from our customers who purchased the Wild Card handsets. The specific impact of prices on our ARPU will depend upon the mix of pricing plans that our customers choose. The following table illustrates the calculation of ARPU and reconciles ARPU to net service revenue which we consider to be the most directly comparable GAAP financial measure.

	Three months ended March 31,
	2008	2007
		(Restated)
(in thousands, except number of months and ARPU)
Net service revenue	$303,764	$322,337
Divided by weighted average number of customers	5,081	4,795
Divided by number of months in the period	3	3

ARPU	$19.93	$22.41

CCPU is used to measure and track our costs to provide support for our services to our existing customers on an average monthly basis. The costs included in this calculation are our (i) cost of service (exclusive of depreciation and amortization), excluding cost of service associated with initial customer acquisition, (ii) general and administrative expenses, excluding Bluebottle USA Investments L.P. general and administrative expenses prior to the IPO and non-cash compensation expenses, (iii) net loss on equipment sold to existing customers, (iv) cooperative advertising expenses in support of existing customers and (v) other expense (income), excluding tax receivable agreements expenses, debt extinguishment costs and Bluebottle USA Investments L.P. These costs are divided by our weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. CCPU helps us to assess our ongoing business operations on a per customer basis, and evaluate how changes in our business operations affect the support costs per customer. Given its use throughout the industry, CCPU also serves as a standard by which we compare our performance against that of other wireless communications companies. For the three months ended March 31, 2008, our CCPU was $12.01, as compared to $13.46 for the same period last year and $11.56 for the three months ended December 31, 2007. The improvement in CCPU as compared to the same period last year was a result of decreasing costs on the per-minute rate charged to us by Sprint Nextel and the amortization of fixed costs over a growing customer base. These were partially offset by the growth in hybrid plan customers that have a higher CCPU as a result of their higher usage profiles as well as an increase in the net loss on equipment sold to existing customers for replacement handsets, which increased 31.7% to $18.4 million over this period, reflecting an increase in the number of replacement handsets as well as a mix shift to higher-end handsets. We anticipate that there may be some pressure on CCPU in the future due to increasing customer usage and the growing trend for our existing customers to purchase subsidized replacement handsets; however, efficiencies driven by the increasing scale of our business are expected to help offset that pressure. In addition, we will consider appropriate cost reduction and pricing action necessary to maintain a balanced relationship between ARPU and CCPU. As noted earlier, the Sprint Nextel PCS Services Agreement was amended in March and May 2008. The March amendment provides that, among other things, if the true-up with respect to the fiscal year ending December 31, 2008 indicates that the actual cost of the services Sprint Nextel sells to us is higher than the rates charged to us during such year, we will only pay Sprint Nextel the difference between (A) the lower of (i) the rates that Sprint Nextel provided in advance for planning purposes and (ii) the rates based on Sprint Nextel’s actual costs, and (B) the actual rates charged to us during such year. The May amendment provides that we will spend at least $298 million, including voice, messaging and data traffic, according to a monthly payment schedule during the year ending December 31, 2008. If the amounts due based on actual usage exceed the spending commitment, we will pay the actual total annual amount for such actual usage owed to Sprint Nextel. There were no true-up costs incurred during the three months ended March 31, 2007 or during the three months ended March 31, 2008.

The following table illustrates the calculation of CCPU and reconciles total costs used in the CCPU calculation to cost of service, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended March 31,
	2008	2007
		(Restated)
(in thousands, except number of months and CCPU)
Cost of service (exclusive of depreciation and amortization)	$83,492	$93,978
Less: Cost of service associated with initial customer acquisition	(500)	(609)
Add: General and administrative expenses (excluding Bluebottle USA Investments L.P. expenses prior to the IPO)(1)	84,513	86,518
Less: Non-cash compensation expense	(3,421)	(781)
Add: Net loss on equipment sold to existing customers	18,361	13,940
Add: Cooperative advertising expenses in support of existing customers	607	721
Add: Other expense (income), net of tax receivable agreements expense, debt extinguishment costs and Bluebottle USA Investments L.P.	—	(205)

Total CCPU costs	$183,052	$193,562
Divided by weighted average number of customers	5,081	4,795
Divided by number of months in the period	3	3

CCPU	$12.01	$13.46

(1)	Bluebottle USA investments L.P. general and administrative expenses were $0 and $103 for the three months ended March 31, 2008 and 2007, respectively.

CPGA is used to measure the cost of acquiring a new customer. The costs included in this calculation are our (i) selling expenses less cooperative advertising in support of existing customers, (ii) net loss on equipment sales (cost of equipment less net equipment revenue), excluding the net loss on equipment sold to existing customers, and equity issued to a member, and (iii) cost of service associated with initial customer acquisition. These costs are divided by gross additions for the period being measured. CPGA helps us to assess the efficiency of our customer acquisition methods and evaluate our sales and distribution strategies. CPGA also allows us to compare our average acquisition costs to those of other wireless communications providers. For the three months ended March 31, 2008, our CPGA was $115.59, as compared to $98.69 for the same period last year and $120.99 for the three months ended December 31, 2007. The increase in CPGA as compared to the same period last year reflects the decline in gross additions and the increase in advertising and media spending and handset subsidies to promote our new offers. We continue to expect the variable component of CPGA (the component which varies directly with the number of customers we acquire and which includes costs such as our handset subsidy) to stabilize in future periods, as handset prices and costs stabilize, with lower handset pricing helping to offset any increase in our marketing efforts to acquire new customers. Overall CPGA performance, including costs which are less variable in nature, such as marketing costs, which are allocated across our gross additions, will continue to vary based on our level of gross additions.

The following table illustrates the calculation of CPGA and reconciles the total costs used in the CPGA calculation to selling expense, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended March 31,
	2008	2007
		(Restated)
(in thousands, except CPGA)
Selling expenses	$28,487	$23,427
Add: Cost of equipment	105,018	94,648
Less: Net equipment revenue	(23,027)	(16,977)
Less: Net loss on equipment sold to existing customers	(18,361)	(13,940)
Less: Cooperative advertising in support of existing customers	(607)	(721)
Add: Cost of service associated with initial customer acquisition	500	609

Total CPGA costs	$92,010	$87,046
Divided by gross additions	796	882

CPGA	$115.59	$98.69

Results of Operations

Out-of-Period Adjustments

In conjunction with the preparation of our financial statements for the six months ended June 30, 2007, we identified errors in our financial statements in the amount of $0.5 million, $(0.3) million, $(0.3) million and $3.8 million to our net income (loss) for the years ended December 31, 2006, 2005 and 2004 and for the three months ended March 31, 2007, respectively. These errors, which were determined to constitute material weaknesses in our internal controls over financial reporting, were primarily the result of system interface failures for certain recovery fees, airtime taxes and regulatory charges and accrued revenues, overstated our net service revenue and overstated our cost of service, except for the three month period ended March 31, 2007, which understated our net service revenue and overstated our cost of service. We corrected these errors through a restatement of our results for the three months ended March 31, 2007 in the amount of $3.8 million and an out-of-period net adjustment amounting to $(0.1) million (comprised of the cumulative effect of the prior years’ errors in the amount of $0.5 million, $(0.3) million and $(0.3) million for the years ended December 31, 2006, 2005 and 2004, respectively) included elsewhere in this report. We did not restate our financial statements for any period ended on or prior to December 31, 2006, as we do not believe that these errors were material to any interim or annual prior periods. The impact of the out-of-period adjustments in 2007 was not material to our financial statements for the three months ended March 31, 2007.

In September 2007, in order to remediate these material weaknesses, we (i) commenced an external assessment of our revenue flows and control points, (ii) instituted additional monitoring controls in our periodic reconciliations of the affected accounts, and (iii) made corrections to those interfaces responsible for the errors. The external assessment was completed in the fourth quarter of 2007. As a result of the assessment, we launched a dedicated team who are in the process of instituting automated monitoring functionality which will enhance our ability to monitor data flows over a number of key control points, providing management with more timely information in the event discrepancies should occur, and correcting the system interfaces. These measures, which are ongoing, are intended to ensure that correction of potentially material errors will take place prior to results being reported.

We can give no assurance that the steps we are taking to remediate these material weaknesses will be successful or that other errors will not arise in the future. If our remediation is insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered in the future, it may adversely affect our ability to assure timely and accurate financial statement reporting. As a result, our financial statements may contain material misstatements.

Comparison of results of operations for the three months ended March 31, 2008 to the three months ended March 31, 2007

	Three months ended March 31,		Change
	2008	2007	$	%
		(Restated)
(in thousands)
Operating revenue:
Net service revenue	$303,764	$322,337	$(18,573)	(5.8)%
Net equipment revenue	23,027	16,977	6,050	35.6%

Total operating revenue	326,791	339,314	(12,523)	(3.7)%

Operating expenses
Cost of service (exclusive of depreciation and amortization)	83,492	93,978	(10,486)	(11.2)%
Cost of equipment	105,018	94,648	10,370	11.0%
Selling, general and administrative (exclusive of depreciation and amortization)	113,000	110,048	2,952	2.7%
Depreciation and amortization	8,678	8,081	597	7.4%

Total operating expenses	310,188	306,755	3,433	1.1%

Operating income	16,603	32,559	(15,956)	(49.0)%

Other expense (income)
Interest expense - net	9,339	13,589	(4,250)	(31.3)%
Other expense (income)	2,080	(202)	2,282	N/M

Total other expense	11,419	13,387	(1,968)	(14.7)%

Income before income tax expense	5,184	19,172	(13,988)	(73.0)%
Income tax expense	435	—	435	N/M

Net income	$4,749	$19,172	$(14,423)	(75.2)%

Operating Revenue

Total operating revenue for the three months ended March 31, 2008 was $326.8 million compared to $339.3 million for the three months ended March 31, 2007, a decline of $12.5 million, or 3.7%, reflecting a decline in net service revenue of 5.8%, partially offset by an increase in net equipment revenue of 35.6%.

Net service revenue consists primarily of voice and mobile data services, reduced primarily by sales and E911 taxes. E911 taxes are typically assessed by state and local regulatory authorities on a flat rate basis, with most states basing it on the number of active customers. Net service revenue also includes non-refundable customer account balances reflected as revenue after a customer has deactivated service, and expired Top-Up cards. Net service revenue was $303.8 million for the three months ended March 31, 2008 compared to $322.3 million for the three months ended March 31, 2007, a decline of $18.6 million, or 5.8%. This decline was driven primarily by lower voice usage by our larger customer base and migration of high-usage customers to the lower-priced bucket offers, and also reflects the impact, noted earlier, of the E911 tax refund and favorable settlements with taxing jurisdictions for the three months ended March 31, 2007, and the impact of additional states subject to E911 in 2008. Those factors were partially offset by the 4.5% growth in our customer base, along with a greater penetration of data services.

Net equipment revenue consists primarily of handset sales reduced by allowance for returns, promotional handset price reductions and price protection estimates. Net equipment revenue is also reduced for costs such as cooperative advertising, a fund provided by us and typically calculated as a percentage of sales that a retailer must use to promote our products, and commissions, for which we do not receive an identifiable and separable benefit. Net equipment revenue was $23.0 million for the three months ended March 31, 2008 compared to $17.0 million for the three months ended March 31, 2007, an increase of $6.1 million, or 35.6%. This increase was driven primarily by an increase in average sales price, reflecting the popular Wild Card handset, a lower allowance for returns and a decline in promotional spending, recorded as a reduction of net equipment revenue. In addition, the three months ended March 31, 2007 reflected a reduction in revenue due to the conversion of certain retailers to consignment which defers revenue and the related loss until the handset is purchased by the end user. These factors more than offset a decline in unit sales, reflecting the impact of lower gross additions partially offset by an increase in replacement handsets for existing customers.

Operating Expenses

Cost of service includes network service costs, airtime taxes (including Federal and State Universal Service Funds and State PUC taxes), production costs for Top-Up cards, mobile data service fees and entertainment content license fees. Cost of service was $83.5 million for the three months ended March 31, 2008 compared to $94.0 million for the three months ended March 31, 2007, a decline of $10.5 million, or 11.2%. This decline was primarily driven by a reduction in Sprint Nextel network rates and lower voice usage, which more than offset the impact on network utilization of our customer growth and the impact of recently introduced messaging bundles.

Cost of equipment includes the cost of purchasing and packaging handsets sold to our customers. Cost of equipment is reduced for market development funds received from our handset vendors. Cost of equipment was $105.0 million for the three months ended March 31, 2008 compared to $94.6 million for the three months ended March 31, 2007, an increase of $10.4 million or 11.0%. This increase was primarily driven by the higher average purchase costs, reflecting the increase in Wild Card purchases. In addition, the increase also reflects a $4.9 million reduction in cost during the three months ended March 31, 2007 as a result of the change to consignment for certain retailers.

Selling, general and administrative expenses for the three months ended March 31, 2008 were $113.0 million, compared to $110.0 million for the three months ended March 31, 2007, an increase of $3.0 million, or 2.7% resulting primarily from a $7.5 million increase in our advertising and media expense, mostly associated with the roll-out of our new offers, and a $4.3 million increase in headcount, professional services and outsourced services to support our growing customer base. These were partially offset by a $7.1 million decline in our call center expenses and a $1.2 million decline in commissions amortized for sales of Top-Up cards, reflecting the lower usage discussed earlier. The decline in our call center expenses reflects significantly lower cost per minute rates reflecting the move to offshore service, as well as lower call volumes due to lower activations and service calls per customer.

Depreciation and amortization expense for the three months ended March 31, 2008 was approximately $8.7 million compared to approximately $8.1 million for the three months ended March 31, 2007, an increase of $0.6 million, or 7.4%. The increase resulted from additional capital expenditures to support our growing customer base and the continuing expansion of our product offerings.

Interest expense-net for the three months ended March 31, 2008 was $9.3 million, compared to $13.6 million for the three months ended March 31, 2007, with the decline reflecting lower debt levels and lower interest rates.

Other expense (income) for the three months ended March 31, 2008 was $2.1 million, compared to $(0.2) million for the three months ended March 31, 2007, an increase of $2.3 million driven by the impact of the tax receivable agreements expense impacting the three months ended March 31, 2008.

Liquidity and Capital Resources

Our principal source of funds has been our borrowing under our subordinated credit agreement with the Virgin Group. We generally do not maintain any excess balances of cash or invest in any short-term financial instruments. Any excess cash is used to reduce the outstanding balances on our revolving credit line.

We have incurred substantial cumulative net losses and negative cash flows from operations since inception, and have a stockholders’ deficit of $409.5 million, negative working capital of $173.2 million and outstanding non-current debt of $280.9 million as of March 31, 2008. We make significant initial cash outlays to acquire new subscribers in the form of handset and other subsidies. Additionally, we have been incurring increasing costs to maintain current customers through the sale of replacement handsets at a loss to us. We expect these costs to be funded primarily through service revenue generated from our existing subscriber base and proceeds from our subordinated credit agreement. Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that based on our current level of operations, together with our borrowing capacity under our subordinated credit agreement, as amended, and available cash from operations, we will be able to finance our projected operating, investing and financing requirements of our existing operations and planned customer growth for at least the next twelve months. In addition, our ability to make scheduled principal and interest payments, or to refinance indebtedness and to satisfy other obligations, including obligations under the PCS Services Agreement with Sprint Nextel, as well as our ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. The PCS Services Agreement was amended in March and May 2008. The March amendment provides that, among other things, we would not be subject to the true-up process with respect to the year ended December 31, 2007, and to amend the true-up procedures for the year ending December 31, 2008. Were we required to pay Sprint Nextel based on their actual costs, the obligation could have a material adverse impact on our liquidity. The May amendment provides that we will spend at least $298 million, including voice, messaging and data traffic, during the year ending December 31, 2008, according to a monthly payment schedule. If the amounts due based on actual usage exceed the spending commitment, we will pay the total annual amount for such actual usage owed to Sprint Nextel. This amendment is contingent upon us obtaining approval from the Virgin Group to increase the lending commitment under the subordinated credit agreement from $75 million to $100 million by June 30, 2008. If we are unable to obtain such an increase in the commitment level of the subordinated credit agreement, the May 2008 amendment to the PCS Services Agreement will terminate and the higher pricing provisions otherwise applicable under the PCS Services Agreement will be in effect. If we are unable to increase our borrowing capacity under the subordinated credit agreement and are required to pay higher network rates, it could have a material adverse effect on our results of operations, cash flows and financial position.

If we materially underachieve our operating plan and our subordinated credit agreement and cash flow from operations become insufficient to allow us to meet our obligations, we are committed to taking certain alternative actions that could include reducing inventory purchases, reducing planned capital expenditures, extending the payment for certain liabilities within contractual terms with vendors, curtailing marketing costs and reducing other variable costs. If our operations do not generate sufficient positive operating cash flows, we may require additional capital to fund our operations or growth, to take advantage of expansion or acquisition opportunities, and to develop new products to compete effectively in the marketplace. In order to meet future liquidity needs we may decide to raise additional funds, through public or private debt or equity financing to support our operations, reduce anticipated capital expenditures and restructure debt repayment obligations. Additional funds, however, may not be available to us on commercially reasonable terms, or at all, when we require them and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to our existing stockholders.

Our credit facilities require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio which become more restrictive in future periods. Based on our projected operating results and financial position, we expect to remain in compliance with the required covenants through at least March 31, 2009.

Any obligations under the tax receivable agreements are expected to be funded from available cash generated by our taxable earnings. We do not anticipate issuing debt specifically to fund any obligations that may arise under the tax receivables agreements with the Virgin Group and Sprint Nextel. We also believe that our obligations under all other related party agreements will be required to be satisfied with cash from operations or financed through our subordinated credit agreement.

We believe that our capital expenditures are generally lower than those of many of our competitors as we do not have any network build-out or spectrum acquisition requirements and we do not have any costs associated with operating stores. However, we believe our cash operating costs are higher than our competitors as we are required to pay Sprint Nextel for all network services. We do, however, make significant initial cash outlays in the form of handset and other subsidies to acquire new customers. As a result, if we were to experience higher than expected churn, this would negatively affect our cash flows.

	Three months ended March 31,
	2008	2007
		(Restated)
(in thousands)
Cash provided by (used in):
Operating activities	$16,627	$19,602
Investing activities	(6,241)	(5,310)
Financing activities	(10,400)	(14,292)

Increase (decrease) in cash and cash equivalents	$(14)	$—

Net cash provided by operating activities for the three months ended March 31, 2008 was $16.6 million, a decrease of $3.0 million compared to the same period in 2007. The decrease in cash provided by operating activities primarily resulted from a decrease in cash collected from the sale of services and handsets, and higher payments to vendors for the purchase of handsets. This was partially offset by lower payments for network charges and interest expense.

Net cash used in investing activities for the three months ended March 31, 2008 was $6.2 million, an increase of $0.9 million compared to the same period in 2007. Net cash used in investing activities in each period resulted from expenditures for capital equipment to support our growth and expansion of customer offerings. As we continue to expand our infrastructure to meet the needs of our growing customer base, we anticipate the continued use of cash in investing activities. We had no material commitments to purchase property and equipment, or software on March 31, 2008.

Net cash used in financing activities for the three months ended March 31, 2008 was $10.4 million, a decrease of $3.9 million compared to the same period in 2007. During the quarter ended March 31, 2008, we repaid $8.2 million of our outstanding indebtedness under our senior secured credit facility and had a decrease of $2.0 million in our bank overdraft position. During the three months ended March 31, 2007, the $14.3 million cash used in financing activities resulted from a decrease of $27.0 million in our bank overdraft position and principal payments of $9.3 million on our senior secured credit facility, this was partially offset by $22.0 million of additional borrowings under our subordinated credit agreement.

Free cash flow, a non-GAAP measure, is calculated as net cash provided by operating activities less capital expenditures. Free cash flow is a non-GAAP financial measure that indicates cash generated by our business after operating expenses, capital expenditures and interest expense. We believe this measure helps to (i) evaluate our ability to satisfy our debt and meet other mandatory payment obligations, (ii) measure our ability to pursue growth opportunities, and (iii) determine the amount of potential cash which may potentially be available to stockholders in the form of stock repurchase and/or dividends. Given that our business is not capital intensive, we believe this measure to be of particular relevance and utility. We also use Free cash flow internally for a variety of purposes, including managing our projected cash needs. For the three months ended March 31, 2008, Free cash flow was $10.4 million, a decrease of $3.9 million compared to $14.3 million for the same period in 2007. The decrease in Free cash flow was driven by a decrease in net income and higher capital expenditures.

The following table illustrates the calculation of Free cash flow and reconciles Free cash flow to cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended March 31,
	2008	2007
		(Restated)
(in thousands)
Calculation of Free cash flow:
Net cash provided by operating activities	$16,627	$19,602
Less:
Capital expenditures	(6,241)	(5,310)

Free cash flow	$10,386	$14,292

Capital Requirements

We anticipate that the short-term funding needs for our business will principally relate to higher working capital requirements, capital expenditures for internal use software, IT network and infrastructure in order to serve our expanding customer base, scheduled interest and principal payments related to our debt, costs associated with our current plans to outsource the majority of our IT functions, and potential costs of compliance with regulatory requirements, such as E911.

Liquidity

Credit Facilities

Senior Secured Credit Facility. As of March 31, 2008 and December 31, 2007, we had $268.5 million and $276.7 million, respectively, outstanding under our senior secured credit facility. During the three months ended March 31, 2008, we made $8.2 million in principal payments under this credit facility. The senior secured credit facility is payable in installments, with a balloon payment of $186.9 million due on December 14, 2010.

The senior secured credit facility is collateralized by a general lien on all of our current and future assets. It bears interest at a Eurodollar rate, plus an applicable margin of 4.50% to 4.95%, or an alternate base rate plus an applicable margin of 3.50% to 3.95%, depending on our leverage.

The senior secured credit facility contains a number of covenants that restrict certain of our actions. The senior secured credit facility also contains financial covenants, certain customary affirmative covenants and events of default.

Subordinated Credit Agreement. As of March 31, 2008 and December 31, 2007, we had $45.0 million outstanding under the subordinated credit agreement. Amounts outstanding under the subordinated credit agreement are subordinated to the senior secured credit facility and mature in December 2010, or when the senior secured credit facility is paid in full. We use the subordinated credit agreement to cover the operating and investing cash needs of our business. This credit facility bears interest at a rate of 3-month LIBOR plus an applicable margin of 4.50% to 4.95%, depending upon our leverage, or 12% if the 3-month LIBOR rate cannot be ascertained. In April 2008, we repaid $5.0 million of the outstanding balance.

We expect to use the subordinated credit agreement and available cash for the operating and investing cash needs of our business. This includes payments to the Virgin Group and Sprint Nextel under our related party agreements.

In addition to paying interest on the outstanding principal under the subordinated credit agreement, we are required to pay a commitment fee to the Virgin Group under the subordinated credit agreement at a rate per annum currently equal to 1.0% per annum on the average daily unused portion of the subordinated credit agreement.

At the election of the Virgin Group, we may, on any interest payment date, pay interest through the issuance of a pay-in-kind, or PIK, note. The amount of the PIK note is due and payable on the date that the revolving commitments terminate, or can be prepaid as otherwise permitted under the terms of the subordinated credit agreement and the senior secured credit facility. The interest on PIK notes would be paid on the interest payment date through the issuance of additional PIK notes. We may issue PIK notes to the Virgin Group from time to time. No PIK notes were outstanding as of March 31, 2008 and December 31, 2007.

A tolling charge is applied to borrowings under the subordinated credit agreement. The charge is calculated based upon the amount drawn on the subordinated credit agreement as of the last day of the quarter. The applicable charge of 1.0% is calculated quarterly. We anticipate, based on $40 million of current borrowings, that we will incur $1.6 million additional annual interest expense.

The subordinated credit agreement contains a number of covenants that, among other things, subjects us to restrictions similar to those imposed by the senior secured credit facility. In addition, the subordinated credit agreement requires us to maintain the same financial covenants as those required under the senior secured credit facility. The subordinated credit agreement also contains certain customary affirmative covenants and events of default.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us on acceptable terms or in an amount sufficient to enable us to pay interest or principal on our debt or to fund our other liquidity needs. In addition, our limited tangible assets may further limit our ability to obtain loans or access the debt capital markets. Failure to satisfy our debt covenants or make any required payments could result in defaults under our credit facilities or our future debt agreements. As a result of such default, we may not be able to access our credit facilities or capital markets. If we experience a liquidity shortfall, we may be unable to make timely payments under the PCS Services Agreement, trademark license agreements, tax receivable agreements or other commercial agreements to which we are a party, which could result in penalties or termination of such agreements. In addition, we may be required to repay some or all of our outstanding indebtedness prior to its scheduled maturity.

As of March 31, 2008, we were in compliance with all financial covenants under our credit facilities.

Contractual Obligations, Commitments and Contingencies

In March 2008, we and Sprint Nextel amended the PCS Services Agreement to provide that (1) we were not subject to any true-up process and the related payment obligations with respect to the fiscal year ended December 31, 2007; (2) if the true-up with respect to the fiscal year ending December 31, 2008 indicates that the actual cost of the services Sprint Nextel sells to us is higher than the rates charged to us during such year we will only pay Sprint Nextel the difference between (A) the lower of (i) the rates that Sprint Nextel provided in advance for planning purposes and (ii) the rates based on Sprint Nextel’s actual costs, and (B) the actual rates charged during such year; and (3) beginning with the first quarter of the fiscal year ending December 31, 2009, the true-up and pricing process set forth in the PCS Services Agreement prior to the amendment will apply unless otherwise agreed by the parties. In May 2008, we and Sprint Nextel further amended the PCS Services Agreement to provide that we will pay at least $298 million, including voice, messaging and data traffic, during the year ending December 31, 2008, according to a monthly payment schedule. If the amounts due based on actual usage exceed the spending commitment, we will pay the total amount for such actual usage owed to Sprint Nextel. We project that we will spend at least $298 million on network services this year. This amendment is contingent upon us obtaining approval from the Virgin Group to increase the lending commitment under the subordinated credit agreement from $75 million to $100 million by June 30, 2008. If we are unable to obtain such an increase in the commitment level of the subordinated credit agreement, the May 2008 amendment to the PCS Services Agreement will terminate and the higher pricing provisions otherwise applicable under the PCS Services Agreement will be in effect. If we are unable to increase our borrowing capacity under the subordinated credit agreement and are required to pay higher network rates, it could have a material adverse effect on our results of operations, cash flows and financial position.

We are subject to legal proceedings and claims arising in the normal course of business. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results. We accrue a liability if it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Plaintiffs have brought two class action lawsuits – one in the District of New Jersey and the other in the Southern District of New York – against us, certain of our officers and directors, and other defendants. Each suit alleges that the prospectus and registration statement filed pursuant to our initial public offering contained materially false and misleading statements in violation of the Securities Act of 1933, and additionally alleges that at the time of the IPO we were aware, but did not disclose, that results for the third quarter of 2007 indicated widening losses and slowing subscriber growth trends. On January 7, 2008, we filed a motion to consolidate all cases in the United States District Court for the Southern District of New York for pre-trial purposes. On April 7, 2008, the United States Judicial Panel on Multidistrict Litigation granted the motion and consolidated the cases in the District of New Jersey. On March 17, 2008, the district court judge in the New Jersey matter appointed the New Jersey plaintiffs as lead plaintiffs for the litigation. Plaintiffs must file a consolidated amended complaint by May 16, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recently Issued and Newly Adopted Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, or FASB, issued statement No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 enhances the disclosure requirements for an entity’s derivative instruments and hedging activities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS 161 requires additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 will not affect our financial condition, results of operations or cash flows.

In December 2007, the FASB issued statement No. 141 (R), Business Combinations, or SFAS 141(R) and statement No. 160, Noncontrolling Interests in Consolidated Financial Statement—an amendment to APB No.51 or SFAS 160. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 160 requires reporting noncontrolling (minority) interests in subsidiaries in the same way equity in the consolidated financial statements. It also requires transactions between an entity and noncontrolling interests to be treated as equity transactions. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. We are evaluating the impact, if any, that the adoption of SFAS 141(R) and SFAS 160 may have on our consolidated results of operations, cash flows or financial position.

In February 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on our consolidated results of operations, cash flows or financial position.

In September 2006, the FASB issued statement No. 157 Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The FASB issued FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of SFAS 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157, on January 1, 2008, for financial assets did not have a material impact on our consolidated results of operations, cash flows, or financial position. The adoption of SFAS 157 for nonfinancial assets and liabilities will not have a material impact on our consolidated results of operations, cash flows or financial position.

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

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes to our business resulting from increased competition;

•	our ability to develop, introduce and market innovative products, services and applications;

•	our customer turnover rate, or “churn”;

•	bulk handset purchase and trading schemes;

•	changes in general economic, business, political and regulatory conditions;

•	availability and cost of the nationwide Sprint PCS network and Sprint Nextel’s costs associated with operating the network;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies;

•	the degree of legal protection afforded to our products;

•	changes in interest rates;

•	changes in the composition or restructuring of us or our subsidiaries and the successful completion of acquisitions, divestitures and joint venture activities; and

•	our ability to complete our outsourcing plans.

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

Our financial instruments consist of cash, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. We are exposed to interest rate risks primarily through borrowings under our existing credit facilities. Interest on our borrowings under our existing credit facilities is variable based on LIBOR plus an applicable margin. As of March 31, 2008, our borrowings were $268.5 million under our senior secured credit facility and $45.0 million under our subordinated credit agreement. As a condition on some of our borrowings, we are required to engage in hedging agreements that provide for at least 50% of the aggregate principal amount being subject to either a fixed interest rate or interest rate protection for a period of not less than two years. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K as of December 31, 2007.

Our operations are based in the United States and, accordingly, all of our transactions are denominated in U.S. dollars. We are currently not exposed to market risks from changes in foreign currency.

Item 4.	Controls and Procedures

We will be required to comply with Section 404 of Sarbanes-Oxley when we file our annual report on Form 10-K for the year ended December 31, 2008.

(a) Evaluation of Disclosure Controls and Procedures

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

Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective because of material weaknesses, discussed below, in our internal control over financial reporting.

As previously disclosed in our prospectus dated October 10, 2007 and filed with the Securities and Exchange Commission on October 11, 2007 and our Annual Report on Form 10-K for the year ended December 31, 2007, during the preparation of the financial statements of Virgin Mobile USA, LLC for the six months ended June 30, 2007, we identified errors in our financial statements in the amount of $0.5 million, $(0.3) million, $(0.3) million and $3.8 million to our net income/(loss) for the years ended December 31, 2006, 2005, 2004 and for the three months ended March 31, 2007, respectively. These errors, which we have determined to be material weaknesses in our internal controls over financial reporting, were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues, which overstated our net service revenue and overstated our cost of service in each period, except for the three month period ended March 31, 2007, which understated our net service revenue and overstated our cost of service. We corrected these errors through a restatement of our results for the three month period ended March 31, 2007 and an out-of-period net adjustment amounting to $(0.1) million (comprised of the cumulative effect of the prior year errors in the amount of $0.5 million, $(0.3) million and $(0.3) million for the years ended December 31, 2006, 2005 and

2004, respectively) reflected in our financial statements for the six months ended June 30, 2007 and the nine months ended September 30, 2007. We have not restated our financial statements for any period ended on or prior to December 31, 2006, as we do not believe these errors were material to any interim or annual prior periods. The impact of the out-of-period adjustments in 2007 were not material to our financial statements for the three month period ended March 31, 2007, the six month period ended June 30, 2007, the nine-month period ended September 30, 2007 and our financial results for the year ended December 31, 2007.

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

(b) Changes in Internal Control over Financial Reporting

In September 2007, in order to remediate the material weaknesses described in the preceding paragraphs, we commenced an external assessment of our revenue flows and control points and the implementation of additional monitoring controls in the periodic reconciliations of the affected accounts and corrections to those interfaces responsible for the errors. This external assessment was completed in the three months ended December 31, 2007. As a result of the assessment, we launched a dedicated team to institute automated monitoring functionality which will both enhance our ability to monitor data flows over a number of key control points and provide management with more timely information in the event discrepancies should occur, as well as, to correct the system interfaces. These measures, which are ongoing, are intended to ensure that correction of potentially material errors will take place prior to results being reported.

We can give no assurance that the steps we are taking to remediate these material weaknesses will be successful or that other errors will not arise in the future. If our remediation is insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered in the future, it may adversely affect our ability to assure timely and accurate financial statement reporting. As a result, our financial statements may contain material misstatements.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to legal proceedings and claims arising in the normal course of business. We assess our potential liability by analyzing litigation and regulatory matters using available information. We develop views on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. We accrue a liability if it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The information set forth in Note 7 to our financial statements, “ – Commitments and Contingencies,” on page 13 of this report is incorporated herein by reference.

Bulk Purchasing and Trading Litigation

We acquire new customers in part by offering handsets for sale at significantly subsidized prices resulting in a loss to us on handset sales. In recent years, several third parties have been purchasing our less expensive handsets in bulk, reprogramming them, and selling them in bulk for use on other wireless communications providers’ networks. As a result of such schemes, we do not realize wireless services revenue in connection with such handsets. In addition, bulk purchases deplete retail stores inventory available for sale to legitimate customers. We believe that such schemes constitute breaches of the contractual terms of purchase of our handsets. These terms prohibit both export and handset software tampering and limit service to use of the services we offer. In addition, we believe that many activities of bulk handset traders infringe on our trademark rights and constitute illegal interference with our business, civil conspiracy, unjust enrichment and unfair competition. Accordingly, we have aggressively pursued claims against those engaged in the bulk purchase, trade or export of our handsets. We have filed multiple lawsuits, a majority of which have settled favorably to us through the entry of stipulated permanent injunctions requiring defendants to cease selling Virgin Mobile-branded phones. While these and other efforts appear to have curtailed much of the bulk trading in our phones, we cannot predict whether such efforts will be effective or whether such litigation will result in outcomes favorable to us.

Item 1A.	Risk Factors.

There has been no material change in the information provided under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Amendments to PCS Services Agreement

In March 2008, the Company and Sprint Nextel entered into Amendment No. 2 to Amended and Restated PCS Services Agreement. This Amendment provides that (1) Company will not be subject to any true-up process and the related payment obligations with respect to the year ended December 31, 2007; (2) if the true-up with respect to the year ending December 31, 2008 indicates that the actual cost of the services Sprint Nextel sold to the Company is higher than the rates charged to the Company during such year, the Company will only pay Sprint Nextel the difference between (A) the lower of (i) the rates that Sprint Nextel provided in advance for planning purposes and (ii) the rates based on Sprint Nextel’s actual costs, and (B) the actual rates charged to the Company; and (3) beginning with the first quarter of the fiscal year ending December 31, 2009, the true-up and pricing process set forth in the PCS services agreement prior to the amendment will apply unless otherwise agreed by the parties.

        In May 2008, the Company and Sprint Nextel entered into Amendment No. 3 to Amended and Restated PCS Services Agreement. This amendment provides that the company will spend at least $298 million, including voice, messaging and data traffic, according to a monthly payment schedule during the year ending December 31, 2008. If the amounts due based on actual usage exceed the spending commitment, the Company will pay the actual total annual amount for such actual usage owed to Sprint Nextel. This Amendment is contingent upon the Company obtaining approval from the Virgin Group to increase the lending commitment under the subordinated credit agreement from $75 million to $100 million by June 30, 2008. If the Company is unable to obtain such an increase in the commitment level of the subordinated credit agreement, the May 2008 amendment to the PCS Services Agreement will terminate and the 2008 pricing provisions in the March 2008 amendment to the PCS Services Agreement will be in effect.

The Amendment No. 3 to Amended and Restated PCS Services Agreement is filed as exhibit 10.2 to this quarterly report on Form 10-Q.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virgin Mobile USA, Inc.

/s/ John D. Feehan, Jr.
May 13, 2008	John D. Feehan, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibits	Description
3.1	Amended and Restated Certificate of Incorporation *

3.2	Amended and Restated Bylaws *

4.1	Stockholders’ Agreement, dated October 16, 2007 *

4.2	Registration Rights Agreement, dated October 16, 2007 *

10.1	Amendment No. 2 to Amended and Restated PCS Services Agreement, dated March 12, 2008 **

10.2	Amendment No. 3 to Amended and Restated PCS Services Agreement, dated May 12, 2008

31.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.
**	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on March 17, 2008.