Form 10-Q
period 2008-06-30
Virgin Mobile USA, Inc.
filed 2008-08-14
CIK 1396546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The number of shares of each of the registrant’s classes of common stock outstanding as of July 31, 2008 was as follows:

Class A common stock, par value $0.01 per share	53,233,237
Class B common stock, par value $0.01 per share	1
Class C common stock, par value $0.01 per share	115,062

Virgin Mobile USA, Inc.

Form 10-Q

For the quarterly period ended June 30, 2008

Virgin Mobile USA, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$5,559	$19
Accounts receivable, less allowances of $711 at June 30, 2008 and $610 at December 31, 2007	45,843	57,956
Due from related parties	2,225	321
Other receivables	6,858	14,613
Inventories	128,740	137,364
Prepaid expenses and other current assets	23,376	19,722

Total current assets	212,601	229,995

Property and equipment	163,296	154,162
Accumulated depreciation and amortization	(125,771)	(108,249)

Property and equipment, net	37,525	45,913
Other assets	5,033	6,131

Total assets	$255,159	$282,039

Liabilities, Minority interest and Stockholders’ deficit
Current liabilities:
Accounts payable	$85,760	$111,753
Due to related parties	66,283	56,486
Book cash overdraft	—	2,045
Accrued expenses	66,542	73,142
Deferred revenue	125,093	128,125
Current portion of long-term debt	32,669	32,669

Total current liabilities	376,347	404,220

Non-current liabilities:
Long-term debt	227,703	244,037
Related party debt	40,000	45,000
Due to related parties	8,116	—
Other liabilities	2,000	3,981

Total non-current liabilities	277,819	293,018

Commitments and contingencies (See Note 7)
Minority interest in consolidated subsidiaries	1,960	—
Stockholders’ deficit:
Common stock:
Class A common stock, par value $0.01 per share - 200,000,000 shares authorized and 53,134,233 shares issued and outstanding, net of 30,837 treasury shares at June 30, 2008 and 53,136,839 shares issued and outstanding, net of 13,231 treasury shares at December 31, 2007	532	532
Class C common stock, par value $0.01 per share - 999,999 shares authorized and 115,062 shares issued and outstanding at June 30, 2008 and December 31, 2007	1	1
Class B common stock, par value $0.01 per share - 1 share authorized, issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Additional paid-in-capital	346,853	340,382
Accumulated deficit	(746,565)	(754,860)
Accumulated other comprehensive loss	(1,788)	(1,254)

Total stockholders’ deficit	(400,967)	(415,199)

Total liabilities, minority interest and stockholders’ deficit	$255,159	$282,039

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating revenue
Net service revenue	$291,364	$309,713	$595,128	$632,050
Net equipment revenue	26,040	17,875	49,067	34,852

Total operating revenue	317,404	327,588	644,195	666,902
Operating expenses
Cost of service (exclusive of depreciation and amortization)	82,407	90,001	165,899	183,979
Cost of equipment	99,755	98,376	204,773	193,024
Selling, general and administrative (exclusive of depreciation and amortization)	106,417	109,555	219,417	219,603
Depreciation and amortization	8,844	8,650	17,522	16,731

Total operating expenses	297,423	306,582	607,611	613,337

Operating income	19,981	21,006	36,584	53,565

Other expense (income)
Interest expense - net	7,933	13,859	17,272	27,448
Other expense (income)	6,110	7	8,190	(195)

Total other expense	14,043	13,866	25,462	27,253

Income before income tax expense and minority interest	5,938	7,140	11,122	26,312
Income tax expense	432	—	867	—

Income before minority interest	5,506	7,140	10,255	26,312
Minority interest	1,960	—	1,960	—

Net income	3,546	7,140	8,295	26,312
Other comprehensive income (loss):
Unrealized income (loss) on interest rate swap	1,729	811	(534)	148

Total comprehensive income	$5,275	$7,951	$7,761	$26,460

Basic and diluted earnings per share information:
Earnings per common share - basic	$0.07	$0.28	$0.16	$1.02
Earnings per common share - diluted	$0.07	$0.14	$0.16	$0.53
Weighted average common shares outstanding - basic	52,787	25,803	52,772	25,800
Weighted average common shares outstanding - diluted	52,787	50,024	52,841	50,057

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Operating activities
Net income	$8,295	$26,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,522	16,731
Amortization of deferred financing costs	588	987
Non-cash charges for stock-based compensation	6,761	2,190
Non-cash cost of royalties and services	—	408
Write-offs of fixed assets	230	—
Minority interest	1,960	—
Changes in assets and liabilities:
Accounts receivable	12,113	11,684
Due from related parties	(1,904)	4,013
Other receivables	7,755	9,773
Inventories	8,624	(7,306)
Prepaid expenses and other assets	(3,144)	(1,870)
Accounts payable	(25,993)	677
Due to related parties	17,913	(3,778)
Deferred revenue	(3,032)	3,127
Accrued expenses and other liabilities	(9,115)	(38,404)

Net cash provided by operating activities	38,573	24,544

Investing activities
Capital expenditures	(9,364)	(12,691)

Net cash used in investing activities	(9,364)	(12,691)

Financing activities
Net change in book cash overdraft	(2,045)	(15,603)
Repayment of long-term debt	(16,334)	(18,500)
Net change in related party debt	(5,000)	22,000
Other	(290)	250

Net cash used in financing activities	(23,669)	(11,853)

Net increase in cash and cash equivalents	5,540	—
Cash and cash equivalents at beginning of year	19	8

Cash and cash equivalents at end of period	$5,559	$8

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Overview and Basis of Presentation

Overview

Virgin Mobile USA, Inc., a Delaware corporation, was formed and capitalized in April 2007 as a holding company for the purposes of facilitating an initial public offering (“IPO”) of Class A common stock, which was completed on October 16, 2007. In connection with the IPO, Virgin Mobile USA, Inc. and its subsidiaries (the “Company”) completed reorganization transactions (the “Reorganization”). Pursuant to the Reorganization, Virgin Mobile USA, LLC, the principal operating entity for the Company’s business, converted into a Delaware limited partnership, changed its name to Virgin Mobile USA, L.P., and became an indirect, majority-owned subsidiary of Virgin Mobile USA, Inc., the holding company for the public’s common equity interests in the business.

The Company is a mobile virtual network operator, commonly referred to as an MVNO, offering prepaid, or pay-as-you-go wireless communications services, including voice, data, and entertainment content, without owning a wireless network. The Company uses the “Virgin Mobile” name and logo under license from Virgin Enterprises Ltd., together with its affiliated entities (the “Virgin Group”). The Company offers its services over the nationwide Sprint PCS network under the terms of the PCS Services Agreement between the Company and an affiliate of Sprint Nextel Corporation. Sprint Nextel Corporation together with its affiliated entities is referred to as “Sprint Nextel.” The Company conducts its business within one industry and one geographic segment.

Proposed Acquisition of Helio LLC

On June 27, 2008, the Company entered into an agreement (the “Helio Agreement”) to acquire Helio LLC (“Helio”), a provider of wireless products and services. The acquisition of Helio will facilitate the Company’s entry into the postpaid market and allow the Company to take advantage of Helio’s proprietary technology. Helio will become a wholly owned subsidiary of Virgin Mobile USA, L.P.

Under the terms of the Helio Agreement, the Company will acquire Helio from SK Telecom USA Holdings, Inc. (“SK Telecom”), EarthLink, Inc. and Helio, Inc. in exchange for limited partnership units in Virgin Mobile USA, L.P. and Class A common stock of the Company, together equivalent to 13 million shares of the Company’s Class A common stock. Each of the newly issued Virgin Mobile USA, L.P. partnership units will be convertible into shares of the Company’s Class A common stock on a one-for-one basis. The estimated purchase price based on the closing price of the Company’s class A common stock two trading days before and ending two trading days after the date of the announcement, will be approximately $38 million plus costs of the acquisition. The transaction is expected to close by the end of the third quarter of 2008, subject to regulatory approval and other customary closing conditions.

The Company is currently party to two credit agreements: a third party senior secured credit facility (the “Senior Credit Agreement”) and a subordinated secured revolving credit facility with the Virgin Group (the “Revolving Credit Facility”). Under the terms of the Helio Agreement, each of the Virgin Group and SK Telecom or one of its respective affiliates will invest $25 million in the Company in exchange for the issuance by the Company of 25,000 shares of newly issued convertible preferred stock (the “Preferred Stock”). The $50 million proceeds will be used to pay down a portion of the outstanding principal under the Senior Credit Agreement The Preferred Stock, which will be, subject to approval by the Company’s stockholders, convertible into shares of Class A common stock upon the earlier of (i) four years from the date of issuance or (ii) such time as the market price of the Company’s Class A common stock exceeds $8.50 per share, will have a 6% annual dividend and be convertible at the option of the holder after 18 months from the date of issuance.

In connection with the acquisition of Helio, the Company entered into a Second Amendment to its Senior Credit Agreement and a Second Amendment to its Revolving Credit Facility, each of which will be effective upon the closing of the proposed acquisition of Helio. The Second Amendment to the Revolving Credit Facility increases the Virgin Group’s lending commitment from $75 million to $100 million and adds SK Telecom as a new lender with a lending commitment of $35 million. The Second Amendment to the Senior Credit Agreement (i) requires that the $50 million of proceeds from the issuance of the Preferred Stock be used to pay down a portion of the outstanding loan balance under the Senior Credit Agreement, (ii) increases the interest rate applicable to outstanding balances by 100 basis points per year, and (iii) decreases the leverage ratio covenant for each quarterly period by 0.25 times (for example, for the quarterly period ending December 31, 2008, the leverage ratio would decrease from 3.00 to 1.00, to 2.75 to 1.00).

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company has accounted for the Reorganization, for periods prior to the completion of the IPO, using a carryover basis, similar to a pooling-of-interest, as the reorganization transactions were premised on a non-substantive exchange in order to facilitate the IPO, resulting in the retention of historical based accounting. This is consistent with Financial Accounting Standards Board Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations, including Costs of Closing Duplicate Facilities of an Acquirer; Stock Transactions between Companies under Common Control; Down-Stream Mergers, Identical Common Shares for a Pooling of Interests; and Pooling of Interests by Mutual and Cooperative Enterprises. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes and, therefore, the condensed consolidated financial statements for the three and six months ended June 30, 2007 are presented on the same basis as those for the three and six months ended June 30, 2008. The weighted average shares outstanding for the three and six months ended June 30, 2007 are based on the number of member units in Virgin Mobile USA, LLC retroactively adjusted for the conversion into Class A common stock of the Company. The Company began recording minority interest during the three months ended June 30, 2008 since the Company currently has cumulative earnings since the date of the Reorganization. The Company presents minority interest in a manner consistent with Emerging Issues Task Force Issue (“EITF”) No. 94-2, Treatment of Minority Interests in Certain Real Estate Investment.

Liquidity

The Company has incurred substantial cumulative net losses and negative cash flows from operations since inception, and has a stockholders’ deficit of $401.0 million, negative working capital of $163.7 million and non-current debt of $267.7 million as of June 30, 2008. The Company makes significant initial cash outlays to acquire new customers in the form of handset and other subsidies. Additionally, the Company has been incurring increasing costs to maintain current customers through the sale of replacement handsets at a loss to the Company. Management expects these costs to be funded primarily through service revenue generated from the Company’s existing customer base and borrowings under its Revolving Credit Facility. Although it is difficult for the Company to predict future liquidity requirements with certainty, based on the Company’s expected cash flows from operations and available funds from its Revolving Credit Facility, management believes that the Company has the ability to finance its projected operating, investing and financing requirements of existing operations and planned customer growth through at least June 30, 2009. In addition, the Company’s ability to make scheduled principal and interest payments, or to refinance indebtedness and to satisfy other obligations, including obligations under the PCS Services Agreement with Sprint Nextel, as well as the Company’s ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond the Company’s control. If the Company materially underachieves its operating plan and the availability under the Revolving Credit Facility, and cash flow from operations become insufficient to allow the Company to meet its obligations, the Company is committed to taking certain alternative actions that could include reducing inventory purchases, reducing planned capital expenditures, extending the payment for certain liabilities within contractual terms with vendors, curtailing marketing costs and reducing other variable costs. In addition, management may also seek additional increases in its borrowing capacity under the Revolving Credit Facility, seek to raise additional funds, through public or

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

private debt, equity financing to support operations, or restructure debt repayment obligations. Additional funds, however, may not be available to the Company on commercially reasonable terms, when required, or at all, and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to existing stockholders. There is no assurance management will be successful in achieving its operating plan or would be able to implement its alternative actions or obtain additional borrowing capacity on acceptable terms.

The Company’s Senior Credit Agreement and Revolving Credit Facility require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio which become more restrictive in future periods. Based on projected operating results and financial position, the Company expects to remain in compliance with the required covenants through at least June 30, 2009. If the Company does not meet these covenants its borrowing availability under the Revolving Credit Facility could be eliminated and outstanding borrowings under the Senior Credit Agreement and the Revolving Credit Facility could become due.

Upon the closing of the acquisition of Helio, each of the Virgin Group and SK Telecom, or one of its respective affiliates, will invest $25 million in the Company in exchange for the issuance by the Company of 25,000 shares of Preferred Stock. The $50 million of proceeds received by the Company will be used to pay down a portion of the outstanding principal under the Senior Credit Agreement.

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

In December 2007, the FASB issued SFAS No.141 (R), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements —an amendment to APB No. 51 (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 160 requires companies to measure an acquisition of a noncontrolling (minority) interest at fair value in the equity section of the acquiring entity’s balance sheet. SFAS 141(R) and SFAS160 are effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact that the adoption of SFAS 141(R) and SFAS 160 may have on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on the financial condition, results of operations or cash flows of the Company.

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

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Assets and liabilities measured at fair value on a recurring basis consist of a liability for an interest rate swap. The fair value was derived based on market prices or dealer quotes on securities with similar characteristics (level 2) and was $(1.8) million as of June 30, 2008. The adoption of SFAS 157 for nonfinancial assets and liabilities will not have a material impact on the financial condition, results of operations or cash flows of the Company.

2.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Handsets and accessories	$77,912	$72,094
Refurbished handsets	3,496	3,590
Handset inventory on consignment	47,332	61,680

	$128,740	$137,364

3.	Stock-Based Compensation

Stock Options

The following table summarizes the Company’s stock option award activity during the six months ended June 30, 2008:

	Shares under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2007	4,144,982	$14.07
Granted	31,892	8.71
Exercised	—
Forfeited	(288,870)	15.41
Expired	(67,114)	17.34

Outstanding at June 30, 2008	3,820,890	$13.86	4.13	$—

Vested or expected to vest at June 30, 2008	3,598,202	$13.77	4.57	$—

Exercisable at June 30, 2008	2,193,047	$12.52	3.45	$—

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The weighted-average per share grant-date fair value of options granted during the six months ended June 30, 2008 was $5.29. There were no grants during the six months ended June 30, 2007. The total fair value of stock options vested during the six months ended June 30, 2008 and 2007 was $5.9 million and $3.6 million, respectively. As of June 30, 2008, there was a total of $7.3 million of unrecognized compensation expense, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock and Restricted Stock Units

The following table summarizes the Company’s restricted stock and restricted stock unit award activity during the six months ended June 30, 2008:

	Nonvested
	Restricted Stock Units		Restricted Stock
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Exercise Per Unit
Outstanding at December 31, 2007	810,981	$14.84	495,075	$27.22
Granted	932,018	3.44	—
Vested	(70,753)	15.00	(33,812)	27.83
Forfeited	(59,134)	15.00	(17,606)	27.83

Outstanding at June 30, 2008	1,613,112	$8.26	443,657	$27.83

As of June 30, 2008, the total unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock units and restricted stock was $8.7 million and $7.3 million, respectively, which is expected to be recognized over a weighted-average period of 2.4 years and 2.0 years, respectively.

Performance-Based Restricted Stock Units

The following table summarizes the Company’s performance-based restricted stock unit award activity during the six months ended June 30, 2008:

	Nonvested Performance- Based Restricted Stock Units
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	—	$—
Granted	860,000	2.46

Outstanding at June 30, 2008	860,000	$2.46

As of June 30, 2008, the total unrecognized compensation expense, net of estimated forfeitures, for nonvested performance-based restricted stock units was $1.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	Related Party Transactions

Sprint Nextel

On March 12, 2008, the Company and Sprint Nextel entered into the Second Amendment to the PCS Services Agreement to provide that the Company would not be subject to any true-up process and the related payment obligations with respect to the fiscal year ended December 31, 2007. The amendment further provided that, in the event that the true-up with respect to the fiscal year ending December 31, 2008 indicates that the actual cost to Sprint Nextel of the services it sells to the Company is higher than the rates charged to the Company for such services, the Company will only pay Sprint Nextel the difference between (A) the lower of (i) the rates that Sprint Nextel provided in advance for planning purposes and (ii) the rates based on Sprint Nextel’s actual costs, and (B) the rates charged to the Company during such year. Pursuant to the terms of this Second Amendment, beginning with the first quarter of the fiscal year ending December 31, 2009, the true-up and pricing process set forth in the PCS Services Agreement prior to the amendment will apply unless otherwise agreed by the parties.

On May 12, 2008, the Company and Sprint Nextel entered into the Third Amendment to the PCS Services Agreement to provide that the Company would be required to pay Sprint Nextel at least $298 million, for wireless network services, including voice, messaging and data traffic, according to a monthly payment schedule during the year ending December 31, 2008, and will receive off-peak rates for a two-hour period each weekday until (pursuant to the Fifth Amendment to the PCS Services Agreement, as described below) the closing of the proposed acquisition of Helio. If the amounts due based on actual usage exceed the spending commitment, the Company will pay the total annual amount for such actual usage owed to Sprint Nextel. This amendment was contingent upon the Company obtaining approval from the Virgin Group to increase the lending commitment under the Revolving Credit Facility from $75 million to $100 million by June 30, 2008.

On June 27, 2008, in connection with the Helio Agreement, the Company and Sprint Nextel entered into the Fourth and Fifth Amendments to the PCS Services Agreement. The Fourth Amendment to the PCS Services Agreement eliminated the requirement for the Company to secure an increase in the Virgin Group’s lending commitment under the Revolving Credit Facility from $75 million to $100 million by June 30, 2008, which had been a requirement to the continued effectiveness of the Third Amendment to the PCS Services Agreement. The Fifth Amendment to the PCS Services Agreement, which will become effective with the closing of the proposed acquisition of Helio and supersede the Third Amendment to the PCS Services Agreement, eliminates the annual true-up process and related payment obligations, and provides that the Company will be required to pay Sprint Nextel at least $320 million, $370 million and $420 million during the years ended December 31, 2008, 2009 and 2010, respectively, for wireless network services, including voice, messaging and data traffic. Under the Fifth Amendment to the PCS Services Agreement there will be no minimum annual commitment for 2011 and beyond and the pricing will be based on the pricing schedule for 2010, unless amended. The monthly rates for such services for the year ended December 31, 2009 and beyond will be determined by calculating the actual revenue to Sprint Nextel for all monthly bill cycles which commenced during the four immediately preceding calendar quarters, with the sum of the revenue for those quarters used to determine the rates for monthly bill cycles in the subsequent calendar quarter. Additionally, effective July 1, 2008, Sprint Nextel will provide the Company with a $2.50 network usage credit for each gross addition through December 31, 2009, up to a maximum of $10 million. The Company will be eligible to receive this credit provided that, beginning with 45 days after the closing of the proposed Helio acquisition, no undisputed amounts invoiced to the Company under the PCS Services Agreement are past due.

In May 2008, the Company and Sprint Nextel amended their Master Services Agreement for wireline communication services for business operations. Under the terms of the amended Master Services Agreement, the Company is committed to pay Sprint Nextel $1.8 million per year for 2009 and 2010 and $0.9 million in 2011.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

See the table below for selected financial information related to the Company’s transactions with Sprint Nextel (in thousands):

	June 30, 2008	December 31, 2007
Due from related parties	$2,055	$94
Due to related parties	63,326	51,530

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net equipment revenue	$82	$327	$171	$749
Cost of service	66,608	72,936	133,893	149,325
Selling, general and administrative	2,527	7,277	7,082	14,865
Interest expense	497	1,082	1,589	2,107
Other expense (income)	2,656	—	3,525	—

Tax Receivable Agreement

In connection with the IPO and the Reorganization and the IPO, in October 2007 Sprint Nextel sold a portion of its interest in Virgin Mobile USA, LLC to the Company for $136.0 million of the net proceeds from the Company’s IPO. In addition, from time to time, Sprint Nextel may exchange its partnership units in Virgin Mobile USA, L.P. for shares of the Company’s Class A common stock. Virgin Mobile USA, L.P. intends to make an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of partnership units for shares occurs. The initial sale and future exchanges by Sprint Nextel are expected to result in increases in the tax basis of the assets owned by Virgin Mobile USA, L.P. at the time of each exchange of partnership units. These anticipated increases in the tax basis will be allocated to the Company and may reduce the amount of tax that would otherwise be required to be paid in the future. The Company entered into a tax receivable agreement with Sprint Nextel that provides for the payment to Sprint Nextel the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis. For the three and six months ended June 30, 2008, the Company recorded $2.6 million and $3.5 million, respectively, in Other expense (income) for the estimated payments to Sprint Nextel under this tax receivable agreement. The actual amount of the payment will be determined when the Company files its 2008 federal and state income tax returns.

The Virgin Group

See the table below for selected financial information related to the Company’s transactions with the Virgin Group (in thousands):

	June 30, 2008	December 31, 2007
Due from related parties	$170	$227
Due to related parties	11,073	4,956
Related party debt	40,000	45,000

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net equipment revenue	$161	$59	$212	$146
Selling, general and administrative	827	878	1,770	1,808
Interest expense	1,203	1,055	2,756	2,041
Other expense (income)	3,380	—	4,591	—

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Tax Receivable Agreement

In connection with the IPO and the Reorganization, the Virgin Group contributed to the Company its interest in Bluebottle USA Investments L.P. (“Investments”), which resulted in the Company receiving approximately $309.7 million of net operating loss carryforwards. If utilized, the net operating loss carryforwards will reduce the amount of tax that the Company would otherwise be required to pay in the future. The Company entered into a tax receivable agreement with the Virgin Group that provides for the payment to the Virgin Group the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized as a result of the utilization of these net operating loss carryforwards. The tax receivable payment considers the impact of section 382 of the Internal Revenue Code which imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carryforwards to reduce its tax liability. For the three and six months ended June 30, 2008, the Company recorded $3.4 million and $4.6 million, respectively, in Other expense (income) for the estimated payments to the Virgin Group under this tax receivable agreement. The actual amount of the payment will be determined when the Company files its 2008 federal and state income tax returns.

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

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory rates and tax planning opportunities and includes the effects, if any, of uncertain tax positions accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The estimated annual effective tax rate for 2008 is 4.28%. This effective rate is the result of alternative minimum tax after the utilization of net operating loss carryforwards.

Significant or unusual items are separately recognized in the quarter in which they occur. The Company has recorded a federal and state tax expense for the three and six months ended June 30, 2008 of $432 thousand and $867 thousand, respectively. Prior to the Reorganization, all federal, state and local taxes were the responsibility of the owners of Virgin Mobile USA, LLC.

The Company has entered into tax receivable agreements with both Sprint Nextel and the Virgin Group which would require payments to these parties for certain tax benefits inuring to the Company. The Company expects to make payments under these agreements for the year ending December 31, 2008 (see Note 4).

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Earnings Per Share

The following table shows information used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$3,546	$7,140	$8,295	$26,312

Denominator:
Weighted average shares outstanding – basic	52,787	25,803	52,772	25,800
Stock based compensation plans	—	1,209	69	1,245
Sprint Nextel ownership in Virgin Mobile USA, L.P. convertible into common stock	—	23,012	—	23,012

Weighted average shares outstanding – diluted	52,787	50,024	52,841	50,057

The following weighted average shares were excluded from the diluted earnings per share calculation as their effect would be anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sprint Nextel ownership in Virgin Mobile USA, L.P. convertible into common stock	12,059	—	12,059	—
Stock based compensation plans	5,687	1,033	5,026	914

	17,746	1,033	17,085	914

7.	Commitments and Contingencies

Commitments

During the quarter ended June 30, 2008, the Company entered into two non-cancellable purchase obligations with two handset vendors totaling $97 million. As of June 30, 2008, the remaining purchase obligations under these contracts were $47 million, which is required to be fulfilled before the end of 2009.

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

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Visual Interactive Phone Concepts, Inc. v. Virgin Mobile USA, LLC. The Company is defending itself in a patent infringement action brought in May 2005 by Visual Interactive Phone Concepts, Inc. (“VIPC”) in the United States District Court for the District of New Jersey. The plaintiff asserts that the Company has infringed two patents involving the transmission of information among “videophones,” a central data center/mailbox facility, and vendors. The plaintiff has requested monetary damages of an amount equal to no less than a reasonable royalty, trebled for willful infringement, attorney fees and a permanent injunction. The Company filed an answer denying infringement and all other claims and has asserted patent invalidity and inequitable conduct as defenses. The Company has filed counterclaims seeking declaratory judgments of patent invalidity, unenforceability and non-infringement. On February 22, 2008, following the completion of related state court litigation between VIPC and a third-party, the Company filed a motion for summary judgment regarding all claims based on judicial estoppel and VIPC’s lack of standing to sue for infringement of the patents. The parties have completed briefing and will argue the motion before the court in August 2008.

Barry W. Thomas v. Alltel Communications, Inc. et al. In December 2005, Barry W. Thomas sued the Company and five other defendants in the United States District Court for the Western District of North Carolina. The plaintiff alleged that the Company infringed upon U.S. Patent No. 4,777,354, which relates to a system for controlling the provision of services—including telephone services—to a customer where a central computer controls the activation/deactivation of services based on account information read from a magnetic strip-type card. In light of a decision in a related case, the plaintiff dismissed the lawsuit against the Company voluntarily and with prejudice on June 26, 2008, Kyocera is indemnifying the Company for certain legal fees.

Minerva Indus., Inc. v. Motorola, Inc. et al. On June 6, 2007, Minerva Indus., Inc. (“Minerva”) filed this action against Virgin Mobile USA, LLC and 42 other defendants in the United States District Court for the Eastern District of Texas for alleged infringement of U.S. Patent No. 6,681,120, which relates to a mobile entertainment and communication device. The plaintiff requests monetary damages of an amount equal to no less than a reasonable royalty, trebled for willful infringement, attorney fees and a permanent injunction. The Company sought indemnification from Kyocera, Nokia, and UTStarcom. Kyocera and Nokia have agreed to indemnify the Company for certain legal fees and the parties have appointed counsel to defend the Company. The defendants entered into a joint defense agreement and filed a joint answer to Minerva’s complaint on January 7, 2008. A new patent was issued to Minerva on the same day. Minerva filed a new action alleging infringement of the new patent. The defendants have answered the new complaint. A claim construction hearing has been scheduled for January 6, 2010, with a trial scheduled to begin on June 7, 2010. The parties have begun discovery.

Electronic Data Systems Corp. v. Online Wireless, Inc. et al. On February 4, 2008, Electronic Data Systems (“EDS”) filed suit against the Company and five other providers of prepaid wireless services. The lawsuit alleges that the defendants have infringed on two EDS patents, each of which sets forth a system and method that allows a consumer to use a personal computer or ATM machine to purchase prepaid telephone services electronically using funds debited from a designated financial account. EDS seeks an injunction, damages, and costs. The Company is investigating the allegations made by EDS and will vigorously defend the lawsuit. The Company is seeking indemnification from several sources. The defendants have entered into a joint defense agreement.

Intellect Wireless, Inc. v. T-Mobile USA, Inc., et al. On February 28, 2008, Intellect Wireless, Inc. filed a complaint against the Company in the United States District Court for the Northern District of Illinois for alleged infringement,

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Trade Secret Litigation

BrandPort, Inc. v. Virgin Mobile USA, LLC. In June 2006, BrandPort, Inc. (“BrandPort”) sued the Company in the Chancery Division of New Jersey Superior Court, Somerset County. BrandPort alleged that, in developing the Company’s “Sugar Mama” program, the Company misappropriated trade secrets and confidential information and breached a nondisclosure agreement. BrandPort seeks compensatory damages for the Company’s alleged use of its trade secrets and confidential information. BrandPort lost motions for both a temporary restraining order and a preliminary injunction in 2006. Following discovery, the Company filed a motion for summary judgment, which was granted in its entirety on July 14, 2008, dismissing all of Brandport’s claims. BrandPort has a right to appeal the decision.

Class Action Litigation

Belloni et al v. Verizon Communications et al. The Company is one of twelve telecommunications carriers named as defendants in a class action lawsuit brought on behalf of a purported class of long distance telephone customers. The amended class action complaint filed in October 2006 in the United States District Court for the Southern District of New York alleges that the defendants unlawfully collected and remitted money to the Internal Revenue Service in the guise of an excise tax that the plaintiffs assert was inapplicable to the services provided. On January 16, 2007, the Judicial Panel on Multidistrict Litigation conditionally transferred the action to the United States District Court for the District of Columbia for coordinated or consolidated pretrial proceedings with related actions. Plaintiffs seek compensatory, statutory and punitive damages in an amount not specified. Plaintiffs generally claim that defendants are liable for the full amount collected from customers and remitted to the government, and damages flowing from the alleged failure to file with the FCC and communicate to the public the non-applicability of the Communications Excise Tax. Plaintiffs also seek attorneys’ fees and costs.

Ballas v. Virgin Mobile USA, LLC, Virgin Mobile USA, Inc. and Virgin Media, Inc. The Company has been named as a defendant in a putative class action lawsuit commenced on May 21, 2007 in the Supreme Court of the State of New York, Nassau County, brought on behalf of a purported class of individuals who purchased Virgin Mobile-brand handsets within the State of New York. The complaint names three defendants, the Company, Virgin Mobile USA, LLC, and Virgin Media, Inc. (which was subsequently dismissed voluntarily from the lawsuit). The complaint alleges that defendants failed to disclose, on both their websites and on the retail packaging of Virgin Mobile-brand handsets, the replenishment or “Top-Up” requirements (the periodic minimum payments required to keep an account active) and the consequences of failing to adhere to them, and further alleges that the retail packaging implies that no such requirements exist. The plaintiff asserts two causes of action, one for breach of contract and one for deceptive acts and practices and misleading advertising under New York General Business Law §§ 349 and 350. The Court granted the Company’s motion to dismiss for failure to state a cause of action. On July 7, 2008, the plaintiff initiated an appeal.

Nevels v. AT&T Mobility LLC et al. The Company is one of seven defendants named in a class action lawsuit filed on May 14, 2008 in the United States District Court for the Southern District of Mississippi. Plaintiffs seek compensatory damages, restitution, attorneys’ fees, and other costs under the Communications Act of 1934 based on their allegations that the defendants improperly (1) prohibit customers from disabling text messaging services and (2) charge customers for receipt of unsolicited text messages. The Company is investigating the allegations and will defend itself vigorously against the lawsuit.

Lockyear v. Virgin Mobile USA, Inc. and Virgin Mobile USA, L.P. On July 10, 2008, two plaintiffs initiated a purported class action lawsuit against the Company in California state court alleging (1) breach of contract, (2) violations of the California Consumer Legal Remedies Act, (3) violation of California’s Unfair Competition Law, (4) unauthorized

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

telephone charges in violation of California’s Public Utilities Code, (5) violation of California’s Computer Crime Law, (6) unjust enrichment, and (7) trespass to chattels. The allegations relate to allegedly improper billing by the Company for allegedly unwanted services provided by third party content providers. Plaintiffs seek compensatory and punitive damages, attorneys’ fees, costs, and injunctive and declaratory relief. The Company is investigating the allegations and will defend itself vigorously against the lawsuit.

Conrad v. Virgin Mobile USA, Inc. and Flycell, Inc. On July 29, 2008, a plaintiff initiated a purported class action lawsuit against the Company and another defendant in Illinois state court, alleging breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The allegations, which are nearly identical to those raised in the Lockyear matter filed in California state court, allege improper billing for unwanted services provided by third party content providers. Plaintiff seeks actual, consequential, and compensatory damages, as well as injunctive, statutory and/or declaratory relief. The Company is investigating the allegations and will defend itself vigorously against the lawsuit.

Botts v. Virgin Mobile USA, Inc. and Virgin Mobile USA, L.P. On July 22, 2008, a plaintiff initiated a purported class action lawsuit against the Company in Florida State Court alleging breach of contract. The allegations, which are nearly identical to those raised in the Lockyear matter filed in California state court, relate to allegedly improper billing for allegedly unwanted services provided by third party content providers. Plaintiff seeks actual, consequential, and compensatory damages, as well as injunctive, statutory and/or declaratory relief. The Company is investigating this matter and will defend itself vigorously against the lawsuit.

Securities Litigation

Plaintiffs have brought two class-action federal lawsuits one in the District of New Jersey and the other in the Southern District of New York against the Company, certain of the Company’s officers and directors, and other defendants. Each suit alleges that the prospectus and registration statement filed pursuant to the Company’s IPO contained materially false and misleading statements in violation of the Securities Act of 1933, and additionally alleges that at the time of the IPO the Company was aware, but did not disclose, that results for the third quarter of 2007 indicated widening losses and slowing customer growth trends. On January 7, 2008, the Company filed a motion to consolidate all cases in the United States District Court for the Southern District of New York for pre-trial purposes. On April 7, 2008, the United States Judicial Panel on Multidistrict Litigation granted the motion and consolidated the cases in the District of New Jersey. On March 17, 2008, the district court judge in the New Jersey matter appointed the New Jersey plaintiffs as lead plaintiffs for the litigation. Plaintiffs filed a consolidated amended complaint on May 16, 2008. On July 15, 2008, the Company filed a motion to dismiss the amended complaint.

8.	Subsequent Event

On July 3, 2008, the Company signed an outsourcing agreement (the “IBM Agreement”) with IBM. Management of the Company believes that outsourcing much of its information technology needs to IBM will enhance its technological capabilities and help to enable the Company to improve its product portfolio for new and existing customers. The IBM Agreement requires IBM to provide information technology services to the Company through May 15, 2013. The Company has the right, but not the obligation, to extend the IBM Agreement an additional year, or to May 15, 2014, if certain conditions are met.

As part of the IBM Agreement, the Company’s information technology and infrastructure, and applications development will be transitioned to IBM’s service environment and 45 of the Company’s employees transferred to IBM. In connection with the outsourcing and related restructuring, approximately 126 employees will be terminated by December 31, 2008 and the Company’s facility in Walnut Creek, California will be closed. Restructuring charges for severance, retention bonuses, lease and contract termination costs, write-off and disposal costs of certain fixed assets, accelerated stock compensation costs, and other items are expected to aggregate approximately $8.9 million in the second half of 2008 and approximately $2.2 million in 2009. Of these amounts, cash expenses, which the Company expects to fund from cash generated from operations, are anticipated to aggregate $4.5 million, $5.1 million, and $0.4 million in 2008, 2009, and 2010, respectively. Employees being terminated are required to remain with the Company through a specified transition period in order to be eligible to receive any severance and retention payments. The transition of the Company’s information technology and infrastructure, and applications development to the IBM service environment is expected to be completed by December 31, 2008.

In accordance with the IBM Agreement, the Company prepaid $5.5 million in service charges to IBM in July 2008 and will prepay an additional $4.6 million in service charges to IBM over the period from August 2008 to March 2009. The prepayments will be applied to future charges for IBM services to the Company over the five-year term.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The IBM Agreement calls for IBM to provide a baseline level of service at agreed-upon dollar amounts. The Company expects to incur the following charges, inclusive of the amortization of the prepayments discussed above, as follows (in thousands):

Year	Amount
2008	$5,925
2009	29,654
2010	29,420
2011	28,884
2012	27,001
2013	7,360

$128,244

The baseline services incurred will be adjusted monthly to reflect changes in the underlying currencies of countries in which IBM provides services to the Company. In addition, beginning in January 2010, the baseline service payments above will be adjusted on a monthly basis to reflect inflation or deflation in the U.S. and other countries in proportion to the services that IBM provides from each country.

The Company may increase or decrease the level of baseline services provided by IBM, along with related payments, based upon certain restrictions and circumstances.

Either party can terminate the IBM Agreement early under certain circumstances, but if the Company terminates the IBM Agreement solely for its convenience, it would be required to pay certain termination fees and wind-down charges. The minimum termination fees that the Company would be obligated to pay at the beginning of the IBM Agreement are approximately $13.9 million, which decrease over the life of the IBM Agreement. Wind-down charges are defined as non-cancelable lease payments, lease termination fees, certain salaries, benefits, relocation costs, severance costs relating to IBM employees that were former Company employees, and certain other costs. Wind-down costs cannot be reasonably estimated at this time but could be material to the Company’s financial position if the Company elects to terminate the IBM Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2008 and 2007 and the notes thereto included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission in March 2008. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties, including those discussed in Item 1A, “Risk Factors,” in Part II.

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

We have accounted for the Reorganization, for periods prior to the completion of the IPO, using a carryover basis, similar to a pooling-of-interest, as the reorganization transactions were premised on a non-substantive exchange in order to facilitate the IPO, resulting in the retention of historical based accounting. This is consistent with Financial Accounting Standards Board Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations, including Costs of Closing Duplicate Facilities of an Acquirer; Stock Transactions between Companies under Common Control; Down-Stream Mergers, Identical Common Shares for a Pooling of Interests; and Pooling of Interests by Mutual and Cooperative Enterprises. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes and, therefore, the condensed consolidated financial statements for the three and six months ended June 30, 2007 are presented on the same basis as those for the three and six months ended June 30, 2008. We began recording minority interest during the three months ended June 30, 2008 since we currently have cumulative earnings since the date of the reorganization. We present minority interest in a manner consistent with Emerging Issues Task Force Issue (“EITF”) No. 94-2, Treatment of Minority Interests in Certain Real Estate Investment.

Company Overview

We are a leading national provider of wireless communications services, offering prepaid, or pay-as-you-go, services targeted at the youth market. Our customers are attracted to our products and services because of our flexible terms, easy to understand and value-oriented pricing structures, stylish handsets offered at affordable prices and relevant mobile data and entertainment content. As we offer products and services without an annual contract or credit check, we attract a wide range of customers. Approximately half of our current customers are ages 35 and over. We offer our voice plans on a flat per-minute basis and on a monthly basis for specified quantities, or buckets, of minutes purchased in advance, allowing customers to use text messaging, picture messaging and email on our per usage basis or in monthly packs.

We were founded as a joint venture between Sprint Nextel and the Virgin Group and launched our service nationally in July 2002. As of June 30, 2008, we served 5.0 million customers, an increase of 3.4% over the 4.8 million customers served at June 30, 2007 and a decrease of 1.8% compared to the 5.1 million customers served at December 31, 2007. Historically, we have grown our business organically, but, subject to our existing and future contractual obligations, we may consider mergers, acquisitions and strategic investments from time to time that enable us to achieve greater scale, cost or technology advantages. On June 27, 2008, we announced our plans to acquire Helio LLC, or Helio, a provider of wireless products and services, with a customer base of approximately 170,000.

We market our products and services under the “Virgin Mobile” brand, using the nationwide Sprint PCS network. We control our customers’ experience and all customer “touch points,” including brand image, web site, retail merchandising, service and product pricing, mobile content options, marketing, distribution and customer care, but as a mobile virtual network operator, or MVNO, we do not own or operate a physical network, which frees us from related capital expenditures. This allows us to focus our resources and compete effectively against the major national wireless providers in our target market. We focus primarily on wireless consumers, who use 200 to 1,200 minutes per month, which we estimate encompasses 80% of all wireless consumers. Pursuant to our PCS Services Agreement with Sprint Nextel, as amended (and as described in the following paragraphs), effective with the closing of the proposed acquisition of Helio, our cost of service for wireless network services will be based on fixed rates set forth in the Fifth Amendment to the PCS Services Agreement. We expect this to reduce volatility in our network costs and secure decreasing per-user costs for the duration of the PCS Services Agreement.

On March 12, 2008, we entered into the Second Amendment to the PCS Services Agreement with Sprint Nextel to provide that we would not be subject to the true-up process and the related payment obligations with respect to the year ended December 31, 2007. The amendment further provided that in the event that the true-up with respect to the year ending December 31, 2008, indicates that the actual cost to Sprint Nextel of the services it sells to us is higher than the rates charged to us for such services, we will only pay Sprint Nextel the difference between (A) the lower of (i) the rates that Sprint Nextel provided to us in advance for planning purposes and (ii) the rates based on Sprint Nextel’s actual costs, and (B) the rates charged to us during such year. Pursuant to the terms of this Second Amendment, beginning with the first quarter of the fiscal year ending December 31, 2009, the true-up and pricing process set forth in the PCS Services Agreement prior to the amendment will apply unless otherwise agreed by the parties.

On May 12, 2008, we entered into the Third Amendment to the PCS Services Agreement with Sprint Nextel to provide that we would be required to pay Sprint Nextel at least $298 million for wireless network services, including voice, messaging and data traffic, according to a monthly payment schedule during the year ending December 31, 2008, and will receive off-peak rates for a two-hour period each week day until (pursuant to the Fifth Amendment to the PCS Services Agreement, as described below) the closing of the proposed acquisition of Helio. If the amounts due based on actual usage exceed the spending commitment, we will pay the total annual amount for such actual usage owed to Sprint Nextel. This amendment was contingent upon us obtaining approval from the Virgin Group to increase the lending commitment under the related party subordinated credit agreement with the Virgin Group, or the Revolving Credit Facility, from $75 million to $100 million by June 30, 2008.

On June 27, 2008, in connection with our proposed acquisition of Helio, we entered into the Fourth and Fifth Amendments to the PCS Services Agreement with Sprint Nextel. The Fourth Amendment to the PCS Services Agreement eliminated the requirement that we secure an increase in the Virgin Group’s lending commitment under the Revolving Credit Facility from $75 million to $100 million by June 30, 2008, which had been a requirement to the continued effectiveness of the Third Amendment to the PCS Services Agreement. The Fifth Amendment to the PCS Services Agreement, which will become effective with the closing of the proposed acquisition of Helio and supersede the Third Amendment to the PCS Services Agreement, eliminates the annual true-up process and related payment obligations, and provides that we will be required to pay Sprint Nextel at least $320 million, $370 million and $420 million, during the years ended December 31, 2008, 2009 and 2010, respectively, for wireless network services, including voice, messaging and data traffic. Under the Fifth Amendment of the PCS Services Agreement there will be no minimum annual commitment for 2011 and beyond and the pricing will be based on the pricing schedule for 2010, unless amended. Our monthly rates for such services for the year ended December 31, 2009 and beyond will be determined by calculating the actual revenue to Sprint Nextel for all monthly bill cycles which commenced during the four immediately preceding calendar quarters, with the sum of the revenue for those quarters used to determine the rates for monthly bill cycles in the subsequent calendar quarter. As aggregate revenue amounts delivered to Sprint Nextel over prior quarters’ increases, the rates that we pay for wireless voice and data services for the following calendar quarter will decrease. Additionally, effective July 1, 2008 Sprint Nextel will provide us with a $2.50 network usage credit for each gross addition through December 31, 2009, up to a maximum of $10 million. We will be eligible to receive this credit provided that, beginning with 45 days after the closing of the proposed Helio acquisition, no undisputed amounts invoiced to us under the PCS Services Agreement are past due.

During the six months ended June 30, 2008, 5.5% of our customers accessed our services through Sprint Nextel’s third-party PCS affiliates and we generated approximately $24 million in revenues from such customers. Until recently, every three years, each of these third-party PCS affiliates had the right to discontinue the activation of service for our new customers in their respective regions, but two of the remaining three affiliates have now agreed to provide services to Virgin Mobile through the expiration of our PCS Services Agreement with Sprint Nextel (unless their relationship with Sprint Nextel terminates before that time). The inability to provide service to new customers within the third party PCS affiliates’ territories could have an adverse effect on our business and could adversely affect our financial condition, results of operations and cash flows.

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

We primarily rely on four third-party retail distribution channels for product placement within their stores to promote the sale of our handsets to grow our customer base. Our relationships with these distribution partners are strong and we expect the relationships to continue. However, there is no assurance that our distribution partners will continue to distribute our products. The loss of any of these four retail distribution partners could result in lower gross additions, account replenishments, or “Top-Ups”, and increased churn and therefore lower results of operations and cash flows. In the first half of 2008, we entered into three important agreements which will expand our retail presence. We entered agreements with American Wireless and Sears, and agreed to expand our relationship with Wal-Mart. Collectively, these agreements are expected to expand our retail footprint by more than 2,000 doors by year end 2008.

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

We earn revenues primarily from the sale of wireless voice and mobile data services, along with the sale of handsets through third party retail locations, our website or call center. Our services are available through a variety of different pricing plans, including flat-rate and monthly plans that offer the benefits of long-term contract-based wireless plans with the flexibility of pay-as-you-go services. During the first half of 2008, we rolled out revamped pricing plans to our customers, all of which were fully deployed by June 30, 2008. These plans were designed to simplify the competitiveness and value of our offers to our customers. These new plans provide our customers the ability to purchase, in a variety of ways and on a flexible basis, packages of minutes, or minute packs, in denominations ranging from $20 to $50. They also include, subject to certain restrictions, a roll-forward feature. On July 1, 2008, we further enhanced our calling plans by unveiling our “Totally Unlimited” nationwide calling plan for $79.99 per month, with no roaming or long-distance charges. We believe that the flexibility and competitive price points on these plans will help us retain customers and stimulate growth. We expect these new monthly plans to contribute an increasing portion of our revenue going forward. If our current customers are using certain plans that will be discontinued, they are not required to switch to one of our new plans.

We continue to assess the various competitive offers and pricing actions in the marketplace and will continue to monitor the offers and pricing actions our competitors take to assure that our offers remain competitive.

From time to time, we evaluate strategic opportunities, including mergers and acquisitions, partnerships and co-marketing opportunities, to improve our products and services, accelerate growth and increase shareholder value.

Proposed Acquisition of Helio LLC

On June 27, 2008, we entered into an agreement, or the Helio Agreement, to acquire Helio, a provider of wireless products and services. The acquisition of Helio will facilitate our entry into the postpaid market and allow us to take advantage of Helio’s proprietary technology. Helio will become a wholly owned subsidiary of Virgin Mobile USA, L.P.

Under the terms of the Helio Agreement, we will acquire Helio from SK Telecom USA Holdings, Inc., or SK Telecom, EarthLink, Inc. and Helio, Inc. in exchange for limited partnership units in Virgin Mobile USA, L.P. and our Class A common stock, equivalent to 13 million shares of our Class A common stock. Each of the newly issued Virgin Mobile USA, L.P. partnership units will be convertible into shares of our Class A common stock on a one for one basis. The estimated purchase price, based on the closing price of our Class A common stock two trading days before and ending two trading days after the date of the announcement, will be approximately $38 million plus costs of the acquisition. The transaction is expected to close by the end of the third quarter of 2008, subject to regulatory approval and other customary closing conditions.

Under the terms of the Helio Agreement, each of the Virgin Group and SK Telecom or one of their respective affiliates, will invest $25 million in exchange for the issuance of 25,000 shares of our newly issued convertible preferred stock, or the Preferred Stock. The $50 million proceeds will be used to pay down a portion of the outstanding principal under the third party senior secured credit agreement, as amended, or the Senior Credit Agreement. Subject to approval by our stockholders, the Preferred Stock, which will be convertible into shares of Class A common stock upon the earlier of (i) four years from the date of issuance or (ii) such time as the market price of our Class A common stock exceeds $8.50 per share, will have a 6% annual dividend and be convertible at the option of the holder after 18 months from the date of issuance.

In connection with the acquisition of Helio, we entered into a Second Amendment to the Senior Credit Agreement and a Second Amendment to our Revolving Credit Facility, each of which will be effective upon the closing of the proposed acquisition of Helio. The Second Amendment to the Revolving Credit Facility increases the Virgin Group’s lending commitment from $75 million to $100 million and adds SK Telecom as a new lender with a lending commitment of $35 million. The Second Amendment to the Senior Credit Agreement (i) requires that the $50 million of proceeds from the issuance of the Preferred Stock be used to pay down a portion of the outstanding loan balance under the Senior Credit Agreement, (ii) increases the interest rate applicable to outstanding balances by 100 basis points per year, and (iii) tightens the leverage ratio covenant by 0.25 times (at December 31, 2008, the leverage ratio would decrease from 3.00 to 1.00, to 2.75 to 1.00).

IBM Outsourcing Contract

On July 3, 2008, we signed an outsourcing agreement with IBM, or the IBM Agreement. We believe that outsourcing much of our information technology needs to IBM will enhance our technological capabilities and help us to improve our product portfolio for new and existing customers. The IBM Agreement requires IBM to provide information technology services to us through May 15, 2013. We have the right, but not the obligation, to extend the IBM Agreement an additional year, or to May 15, 2014, if certain conditions are met.

As part of the IBM Agreement, our information technology and infrastructure, and applications development will be transitioned to IBM’s service environment and 46 of our employees transferred to IBM. In connection with the outsourcing and related restructuring, approximately 126 employees will be terminated and our facility in Walnut Creek, California will be closed. Restructuring charges for severance, retention bonuses, lease and contract termination costs, write-off and disposal costs of certain fixed assets, accelerated stock compensation costs, and other items are expected to aggregate approximately $8.9 million in the second half of 2008 and approximately $2.2 million in 2009. Of these amounts, cash expenses, which we expect to fund from cash generated from operations, are anticipated to aggregate $4.5 million, $5.1 million, and $0.4 million in 2008, 2009, and 2010, respectively. Employees being terminated are required to remain with the Company through a specified transition period in order to be eligible to receive any severance and retention payments. The transition of the Company’s information technology and infrastructure, and applications development to the IBM service environment is expected to be completed by December 31, 2008. Beginning in 2009, we anticipate average annual savings of approximately $12 million.

In accordance with the IBM Agreement, we prepaid $5.5 million in service charges to IBM in July 2008 and will prepay an additional $4.6 million in service charges to IBM over the period from August 2008 to March 2009. The July 2008 prepayment was paid from funds generated from operations which we expect will also be the source of funding for the remaining prepayments of $4.6 million. The prepayments will be applied to future charges for IBM services to the Company over the five-year term.

The IBM Agreement calls for IBM to provide a baseline level of service at agreed-upon dollar amounts. We expect to incur the following charges, inclusive of the amortization of the prepayments discussed above, as follows (in thousands):

Year	Amount
2008	$5,925
2009	29,654
2010	29,420
2011	28,884
2012	27,001
2013	7,360

$128,244

The baseline services incurred will be adjusted monthly to reflect changes in the underlying currencies of countries in which IBM provides services to us. In addition, beginning in January 2010, the baseline service payments above will be adjusted on a monthly basis to reflect inflation or deflation in the U.S. and other countries in proportion to the services that IBM provides from each country.

We may increase or decrease the level of baseline services provided by IBM, along with related payments, based upon certain restrictions and circumstances. We expect to increase the baseline services for new applications development in the future.

Either party can terminate the IBM Agreement early under certain circumstances, but if we terminate the IBM Agreement solely for our convenience, we would be required to pay certain termination fees and wind-down charges. The minimum termination fees that we would be obligated to pay at the beginning of the IBM Agreement are approximately $13.9 million, which decrease over the life of the IBM Agreement. Wind-down charges are defined as non-cancelable lease payments, lease termination fees, certain salaries, benefits, relocation costs, severance costs relating to IBM employees that were our former employees, and certain other costs. Wind-down costs cannot be reasonably estimated at this time but could be material to our financial position if we elect to terminate the IBM Agreement.

Seasonality

Our business experiences significant seasonality that is driven by the traditional retail selling periods. We typically generate our highest level of gross additions in the fourth quarter of the year due to increased consumer spending during the holiday season. Additionally, our first quarter typically reflects a relatively low level of churn, due, in part, to the impact of the relatively high level of new customers added in the prior quarter and the way in which we measure churn, as we do not consider a customer to have churned until there has been 150 days of account inactivity. As a result, our net customer additions are often favorably impacted in both the fourth quarter and the first quarter of the following year. In contrast, our net customer additions for the second and third quarters reflect both the lower level of gross additions in those periods as well as the higher churn, from the fourth quarter gross additions.

The seasonality of our customer acquisitions is reflected in our financial statements whereby the higher subsidies in the third and fourth quarters to support the fourth quarter customer acquisition surge, result in a decline in our operating income and cash generated from operations during those quarters. The greater the number of customer acquisitions we are able to achieve in the latter part of the year, the greater the temporary negative impact on Adjusted EBITDA and cash generated from operations, however, such additional customers’ future cash flows are expected to increase our value in the longer term. Our cost per gross addition, or CPGA, is typically the lowest in the fourth quarter, reflecting the seasonality of our gross additions.

Results of Operations

Key Performance Metrics

Our management utilizes the following key performance metrics used in the wireless communications industry to manage and assess our financial performance. These metrics include gross additions, churn, net customer additions, end-of-period customers, Adjusted EBITDA, Adjusted EBITDA margin, Average Revenue Per User, or ARPU, Cash Cost Per User, or CCPU, Cost Per Gross Addition, or CPGA, and Free cash flow (for information on Free cash flow see Liquidity and Capital Resources). Trends in key performance metrics such as ARPU, CCPU, and CPGA will depend upon the scale of our business as well as the dynamics in the marketplace and our success in implementing our strategies. The following table provides a summary of these key performance metrics for the periods indicated and the trends in each of these metrics are discussed below:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gross additions	728,370	785,326	1,523,945	1,666,992
Churn	5.6%	5.7%	5.3%	4.8%
Net customer additions	(111,273)	(53,424)	(93,501)	256,297
End-of-period customers	4,992,385	4,830,387	4,992,385	4,830,387
Adjusted EBITDA ($ thousands)	$32,321	$31,155	$61,023	$72,884
Adjusted EBITDA margin	11.1%	10.1%	10.3%	11.5%
ARPU	$19.32	$20.97	$19.63	$21.68
CCPU	$11.71	$13.54	$11.86	$13.50
CPGA	$113.38	$100.03	$114.53	$99.32

Gross additions represents the number of new customers that activated an account during a period, unadjusted for churn during the same period. In measuring gross additions, we begin with account activations and exclude retailer returns, customers who have reactivated and fraudulent activations. These adjustments are applied in order to arrive at a more meaningful measure of our customer growth. For the three and six months ended June 30, 2008, gross additions were 0.7 million and 1.5 million, respectively, as compared to 0.8 million and 1.7 million for the same periods last year. The decline versus last year, of 7.2% and 8.6%, respectively, primarily reflects the current economic conditions and their impact on consumer behavior, as well as more intense competitive pressure, including the recent expansion of certain of our competitors in key markets. Also, growth in the wireless industry overall is slowing as the industry matures. We continue to focus on consumer preferences and on developing competitive product and service offerings that differentiate us in the marketplace, and we anticipate being able to continue to attract new customers to our company. In particular, we believe that the flexibility and competitive pricing on the restructured and expanded suite of offers we began to introduce in the first quarter of 2008, our recent introduction of our “Totally Unlimited” voice offer and our acquisition of Helio, which is expected to open up the postpaid market to us, will help us retain customers, stimulate growth and, we believe, maintain healthy revenue and cost metrics. The narrowing decline in our gross additions for the second quarter reflects the impact of our newly launched offers. Also, we have been continuing to attract higher-value customers with attractive handsets such as the Wild Card, which has been bringing in significantly higher than average data usage, and the new Slash. The integration of Helio is expected to enable us to offer more sophisticated handsets, with more advanced data services and unique user applications. This, along with our expanded suite of offers, should strengthen our position in the marketplace. The specific level of our gross additions in the future will depend, in part, on the level of competitive activity and customer movement in the marketplace, along with the availability of attractive new offers and handset technology. Gross additions will also continue to be impacted by the seasonality of our business and the state of the economy.

Churn is used to measure customer turnover on an average monthly basis. Churn is calculated as the ratio of the net number of customers that disconnect from our service during the period being measured to the weighted average number of customers during that period, divided by the number of months during the period being measured. The net number of customers that disconnect from our service is calculated as the total number of customers that disconnect less the adjustments noted under gross additions above. These adjustments are applied in order to arrive at a more meaningful measure of churn. The weighted average number of customers is the sum of the average number of customers for each day during the period being measured divided by the number of days in the period. Churn includes those pay-by-the-minute customers who we automatically disconnect from our service when they have not replenished, or “Topped-Up,” their accounts for 150 days, as well as those monthly customers who we automatically disconnect when they have not paid their monthly recurring charge for 150 days (except for such monthly customers who replenish their account for less than the amount of their monthly recurring charge and, according to the terms of our monthly plans, may continue to use our services on a pay-by-the-minute basis), and such customers that voluntarily disconnect from our service prior to reaching 150 days since replenishing their account or paying their monthly recurring charge. We utilize 150 days in our calculation as it represents the last date upon which a customer who replenishes his or her account is still permitted to retain the same phone number. This calculation is consistent with the terms and conditions of our service offering. We believe churn is a useful metric to track changes in customer retention over time and to help evaluate how changes in our business and services offerings affect customer retention. In addition, churn is also useful for comparing our customer turnover to that of other wireless communications providers. For the three and six months ended June 30, 2008, our churn was 5.6% and 5.3%, respectively, as compared to 5.7% and 4.8% for the same periods last year. This increase in our churn for the six month period, as compared to last year, reflects a couple of factors. First, we experienced a year-over-year decline in our gross additions in the fourth quarter of 2007, driven by the weaker economy as well as by temporary aggressive pricing on the part of our competitors. As a result, we did not see a benefit on our first quarter churn of strong fourth quarter gross additions. Second, economic conditions for the first half of 2008 are weaker than they were during the same period in 2007. Despite the weaker economic conditions, for the more recent three month period, our churn was slightly improved as compared to the same period last year, which reflected some incremental losses associated with changes across our bucket offers, including the cap on unlimited usage for our $44.99 offer and higher pricing on over-the-limit usage. In addition, our level of churn for the six months ended June 30, 2007 reflected the incremental impact of approximately 75,000 customers who had totally disengaged at the point of these offer changes and who were recorded as having churned in the second quarter of 2007 instead of the third quarter, as they would have under normal churn rules. As with gross additions, the trends in our churn will continue to reflect competitive activity in the marketplace and the availability of attractive new offers and handsets. In particular, as noted earlier, we believe that the flexibility and competitive price points on the restructured and expanded suite of offers we started to introduce in March of 2008, and the expansion of our products and services with the upcoming acquisition of Helio, including our move into the postpaid market, will help us retain customers. Also, we believe our customer behavior will continue to be affected by the seasonality of our business and by the state of the economy. In addition to continually improving our offers and handsets, our ongoing lifecycle management programs, which target and incent specific customer segments deemed valuable to our business, will help to mitigate both economic and competitive pressure in the future.

Net customer additions and end-of-period customers are used to measure the growth of our business, to forecast our future financial performance and to gauge the marketplace acceptance of our offerings. Net customer additions represents the number of new customers that activated our handsets during a period, adjusted for churn during the same period. End-of-period customers are the total number of customers at the end of a given period. For the three months ended June 30, 2008, we experienced a net loss in customers of 111 thousand, resulting in a net loss of 94 thousand customers for the first half of the year. This compares to a net loss of 53 thousand and a net gain of 256 thousand for the same periods last year, respectively. As of June 30, 2008, we had approximately 5 million customers. This represents growth of 3.4%, as compared to June 30, 2007. Net customer additions reflect a percentage share of new users in the marketplace as well as a percentage of customers that have switched to us from our competitors net of our competitive losses, or churn. The decrease in net customer additions as compared to last year reflects both the increased competitive pressure as well as the continuing sluggish economy, both discussed earlier. The initiatives we are taking to strengthen our market position should help us improve gross additions and churn and maintain a positive trend in net additions.

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

Adjusted EBITDA is calculated as net income (loss) plus interest expense, income tax expense, tax receivable agreements expense, depreciation and amortization, write-offs of fixed assets, non-cash compensation expense, minority interest, equity issued to a member, debt extinguishment costs and expenses of Bluebottle USA Investments L.P. prior to the completion of the IPO. Beginning this quarter, we updated our definition of Adjusted EBITDA to exclude minority interest and write-offs of fixed assets. Although they are necessary elements of our cost structure, they are customary adjustments in the calculation of supplemental metrics. We believe Adjusted EBITDA is a useful tool in evaluating performance because it eliminates items related to taxes, as well as the tax receivable agreements, non-cash charges relating to depreciation and amortization, write-offs of fixed assets and minority interest, and items relating to both the debt and equity portions of our capital structure. Adjustments relating to interest expense, income tax expense, depreciation and amortization, write-offs of fixed assets and minority interest are each customary adjustments in the calculation of supplemental measures of performance. We also exclude tax receivable agreement related expenses for payments to the Virgin Group for the utilization of net operating loss carryforwards, and to Sprint Nextel, for the increase in tax basis that will be allocated to us, as we consider them to be the functional equivalent of paying taxes. We believe such adjustments are meaningful because they arrive at an indicator of our core operating results which our management uses to evaluate our business. Specifically, our management uses Adjusted EBITDA in their calculation of compensation targets, preparation of budgets and evaluations of performance. Similarly, we believe that the exclusion of non-cash compensation expense provides investors with a more meaningful indication of our performance as these non-cash charges relate to the equity portion of our capital structure and not our core operating performance. The expenses of Bluebottle USA Investments L.P. also do not relate to our core operating performance and are, therefore, excluded. These exclusions are also consistent with how we calculate the measures we use for determining certain bonus compensation targets, preparing budgets and for other internal purposes. We believe that the exclusion of equity issued to a member and debt extinguishment costs is appropriate because these charges relate to the debt and equity portions of our capital structure and are not expected to be incurred in future periods.

We find Adjusted EBITDA to be useful as a measure for understanding the performance of our operations from period to period and although not every company in the wireless communications industry defines these metrics in precisely the same way, we believe that this metric, as we use it, facilitates comparisons with other wireless communications companies. We use Adjusted EBITDA in our business operations to, among other things, evaluate the performance of our business, develop budgets and measure our performance against those budgets. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our company’s overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and you should not consider this in isolation, or as a substitute for analysis of our results as reported under GAAP. The items we eliminate in calculating Adjusted EBITDA are significant to our business: (i) interest expense is a necessary element of our costs and ability to generate revenue because we incur interest expense related to any outstanding indebtedness, (ii) to the extent that we incur income tax, it represents a necessary element of our costs and our ability to generate revenue because ongoing revenue generation is expected to result in future income tax expense, (iii) depreciation and amortization are necessary elements of our costs, (iv) write-offs of fixed assets eliminate non-productive assets from our balance sheet, reconciling it to our earnings, (v) tax receivable agreements expenses are the costs related to our tax receivable agreements, as they are reimbursements to the Virgin Group, for the utilization of net operating loss carryforwards we received as part of the IPO, and to Sprint Nextel, for the increase in tax basis that will be allocated to us, (vi) non-cash compensation expense is expected to be a recurring component of our costs and we may be able to incur lower cash compensation costs to the extent that we grant non-cash compensation, (vii) minority interest is the income related to the minority owners of Virgin Mobile USA, L.P. and, therefore, not available to our common stockholders, (viii) expense resulting from equity issued to a member represents an actual cost relating to a prior contractual obligation, and (ix) expenses associated with Bluebottle USA Investments L.P. prior to the IPO. Furthermore, any measure that eliminates components of our capital structure and the carrying costs associated with the fixed assets on our balance sheet has material limitations as a performance measure. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure, only as a supplement to our GAAP results. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. As a result of the acquisition of Helio, in the future, we will also exclude the amortization of intangibles. We believe that these are customary adjustments in the calculation of supplemental measures of performance.

For the three and six months ended June 30, 2008, Adjusted EBITDA was $32.3 million and $61.0 million, respectively, as compared to $31.2 million and $72.9 million for the same periods last year. Despite a challenging economic environment, our Adjusted EBITDA for the three month period increased, reflecting continued operating efficiencies. These were partially offset primarily by a decline in our net service revenue, driven by lower usage, the benefit realized during the three months ended June 30, 2007 due to the move to consignment for certain of our retailers and higher advertising and media spending this year to support the rollout of our new offers. The decline in our Adjusted EBITDA for the six month period primarily reflects a decline in our net service revenue, again driven by lower usage, the benefit realized last year due to the move to consignment for certain of our retailers, and higher advertising and media spending this year to support the rollout of our new offers. In addition, the decline for the six month period reflects a $5.3 million impact due to an E911 tax refund and favorable settlements with taxing jurisdictions last year as well as the impact of contributing to additional state E911 funds this year. These factors were partially offset by continued operating efficiencies. As we may experience some decline in revenue resulting from lower usage and lower pricing, we have considered, and will continue to consider, appropriate measures to align our costs with the revenue that is being generated, including reducing our administrative costs or potentially raising our handset prices in order to reduce our subsidy.

Adjusted EBITDA margin is used to measure our Adjusted EBITDA performance relative to our net service revenue so that we can gauge the performance of Adjusted EBITDA normalized for the changing scale of our business. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by our net service revenue. For the three and six month periods ended June 30, 2008, our Adjusted EBITDA margin was 11.1% and 10.3%, respectively, compared to 10.1% and 11.5% for the same periods last year. The increase in our Adjusted EBITDA margin for the three month period reflects our continued operating efficiencies, including a reduction in Sprint Nextel network rates. These factors were partially offset by a decline in customer usage, the benefit realized during the second quarter of last year of the move to consignment for one of our retailers and higher advertising and media spending to support the rollout of our new offers. The decline in our Adjusted EBITDA margin for the six month period reflects the decline in usage, the benefit realized during the first half of last year of the move to consignment for two of our retailers and the higher advertising and media spending noted earlier. The decline for the six month period also reflects the impact, noted earlier, of the E911 tax refund and favorable settlements last year and the impact of contributing to additional state E911 funds this year. These factors were partially offset by our continued operating efficiencies.

The following table illustrates the calculation of Adjusted EBITDA and Adjusted EBITDA margin and reconciles Adjusted EBITDA to net income which we consider to be the most directly comparable GAAP financial measure.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except Adjusted EBITDA Margin)	2008	2007	2008	2007
Net income	$3,546	$7,140	$8,295	$26,312
Plus:
Depreciation and amortization	8,844	8,650	17,522	16,731
Interest expense - net	7,933	13,859	17,272	27,448
Income tax expense	432	—	867	—
Tax receivable agreements expense	6,036	—	8,116	—
Non-cash compensation expense	3,340	1,409	6,761	2,190
Write-offs of fixed assets	230	—	230	—
Bluebottle USA Investments L.P. expenses			—	—
prior to the IPO	—	97	—	203
Minority interest	1,960	—	1,960	—

Adjusted EBITDA	$32,321	$31,155	$61,023	$72,884

Net service revenue	$291,364	$309,713	$595,128	$632,050
Adjusted EBITDA margin	11.1%	10.1%	10.3%	11.5%

ARPU is used to measure and track the average revenue generated by our customers on a monthly basis. ARPU is calculated as net service revenue for the period divided by the weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. The weighted average number of customers is the sum of the average customers for each day during that period being measured divided by the number of days in that period. ARPU helps us to evaluate customer performance based on customer revenue and forecast our future service revenues. For the three and six months ended June 30, 2008, ARPU was $19.32 and $19.63, respectively, as compared to $20.97 and $21.68 for the same periods last year. The 7.9% and 9.5% decline in ARPU, respectively, as compared to the same periods last year reflects a decline in average voice usage per customer, driven, in part, by a weaker economy, the migration of high-usage, traditional pay-as-you-go, customers to the lower-priced bucket offers and a trend towards substitution of lower priced text messaging for voice services. In addition to these factors, the decline for the six month period also reflects the impact, noted earlier, of the E911 tax refund and favorable settlements with taxing jurisdictions last year, and the impact of contributing to additional state E911 funds this year. These factors more than offset increased customer penetration and usage for our mobile data services, the latter stimulated by new offerings and new handsets. We expect to continue to experience some downward pressure on ARPU as prices decline and as the economic downturn may continue to cause some customers to reduce their usage due to decreased disposable income; however, such pressure may be partially offset by a continued shift to higher value customers and by increased penetration of new services. For example, we have seen an increase in data usage from our customers who purchased the Wild Card and Slash handsets, and customers on our new offers, including our new “Totally Unlimited” voice offer, are currently generating significantly higher ARPU than average. The following table illustrates the calculation of ARPU and reconciles ARPU to net service revenue which we consider to be the most directly comparable GAAP financial measure.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except number of months and ARPU)	2008	2007	2008	2007
Net service revenue	$291,364	$309,713	$595,128	$632,050
Divided by weighted average number of customers	5,026	4,923	5,053	4,859
Divided by number of months in the period	3	3	6	6

ARPU	$19.32	$20.97	$19.63	$21.68

CCPU is used to measure and track our costs to provide support for our services to our existing customers on an average monthly basis. The costs included in this calculation are our (i) cost of service (exclusive of depreciation and amortization), excluding cost of service associated with initial customer acquisition, (ii) general and administrative expenses, excluding Bluebottle USA Investments L.P. general and administrative expenses prior to the IPO and non-cash compensation expenses, (iii) write-offs of fixed assets, (iv) net loss on equipment sold to existing customers, (v) cooperative advertising expenses in support of existing customers and (vi) other expense (income), excluding tax receivable agreements expenses, debt extinguishment costs and Bluebottle USA Investments L.P. These costs are divided by our weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. CCPU helps us to assess our ongoing business operations on a per customer basis, and evaluate how changes in our business operations affect the support costs per customer. Given its use throughout the industry, CCPU also serves as a standard by which we compare our performance against that of other wireless communications companies. For the three and six months ended June 30, 2008, our CCPU was $11.71 and $11.86, respectively, as compared to $13.54 and $13.50 for the same periods last year. The improvement in CCPU as compared to the same periods last year was a result of lower average customer voice usage, decreasing costs on the per-minute rate charged to us by Sprint Nextel, the allocation of fixed costs over a growing customer base and a decline in our care center expenses reflecting significantly lower cost per minute rates as a result of the move to offshore service, as well as lower call volumes. These factors were partially offset by net additions to our hybrid plan customers that have a higher CCPU as a result of their higher usage profiles. Our net loss on equipment sold to existing customers for replacement handsets declined for the three month period, as compared to last year, reflecting a decline in the number of replacement handsets, partially offset by a shift to higher-end handsets. For the six month period, these costs were relatively flat with last year. We anticipate that there may be some pressure on CCPU in the future due to potentially increasing customer usage, as the economy improves, and the growing trend for our existing customers to purchase subsidized replacement handsets; however, efficiencies driven by the increasing scale of our business are expected to help offset that pressure. In addition, we will consider appropriate cost reductions and pricing action necessary to maintain a balanced relationship between ARPU and CCPU. As noted earlier, the Fifth Amendment to the PCS Services Agreement with Sprint Nextel, which is expected to become effective with the close of our proposed acquisition of Helio, provides that we be required to pay Sprint Nextel at least $320 million, $370 million and $420 million, during the years ended December 31, 2008, 2009 and 2010, respectively, for wireless network services, including voice, messaging and data traffic. This commitment could impact our CCPU costs going forward. We project that we will spend at least the minimum commitment under the PCS Services Agreement this year.

The following table illustrates the calculation of CCPU and reconciles total costs used in the CCPU calculation to cost of service, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except number of months and CCPU)	2008	2007	2008	2007
Cost of service (exclusive of depreciation and amortization)	$82,407	$90,001	$165,899	$183,979
Less: Cost of service associated with initial customer acquisition	(461)	(516)	(961)	(1,125)
Add: General and administrative expenses (excluding Bluebottle USA Investments L.P. expenses prior to the IPO)(1)	80,143	88,752	164,656	175,270
Less: Non-cash compensation expense	(3,340)	(1,409)	(6,761)	(2,190)
Less: Write-offs of fixed assets	(230)	—	(230)	—
Add: Net loss on equipment sold to existing customers	18,778	22,535	37,139	36,475
(Less) add: Cooperative advertising expenses in support of existing customers	(867)	669	(260)	1,390
Add: Other expense (income), net of tax receivable agreements expense, debt extinguishment costs and Bluebottle USA Investments L.P.	74	4	74	(201)

Total CCPU costs	$176,504	$200,036	$359,556	$393,598
Divided by weighted average number of customers	5,026	4,923	5,053	4,859
Divided by number of months in the period	3	3	6	6

CCPU	$11.71	$13.54	$11.86	$13.50

(1)	Bluebottle USA Investments L.P. general and administrative expenses were $95 and $198 for the three and six months ended June 30, 2007, respectively. Bluebottle USA Investments L.P. expenses were $0 for the three and six months ended June 30, 2008.

CPGA is used to measure the cost of acquiring a new customer. The costs included in this calculation are our (i) selling expenses less cooperative advertising in support of existing customers, (ii) net loss on equipment sales (cost of equipment less net equipment revenue), excluding the net loss on equipment sold to existing customers and equity issued to a member, and (iii) cost of service associated with initial customer acquisition. These costs are divided by gross additions for the period being measured. CPGA helps us to assess the efficiency of our customer acquisition methods and evaluate our sales and distribution strategies. CPGA also allows us to compare our average acquisition costs to those of other wireless communications providers. For the three and six months ended June 30, 2008, our CPGA was $113.38 and $114.53, respectively, as compared to $100.03 and $99.32 for the same periods last year. The increase in CPGA as compared to the same periods last year reflects the decline in gross additions and the increase in advertising and media spending and handset subsidies to promote our new offers, including higher retail commissions due to the popularity of our $99.99 Wild Card handset. While these handsets have a slightly higher CPGA, they generate higher data usage. We continue to expect the variable component of CPGA (the component which varies directly with the number of customers we acquire and which includes costs such as our handset subsidy) to stabilize in future periods, as handset prices and costs stabilize, with lower handset pricing helping to offset any increase in our marketing efforts to acquire new customers. Overall CPGA performance, including costs which are less variable in nature, such as marketing costs, which are allocated across our gross additions, will continue to vary based on our level of gross additions.

The following table illustrates the calculation of CPGA and reconciles the total costs used in the CPGA calculation to selling expense, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except CPGA)	2008	2007	2008	2007
Selling expenses	$26,274	$20,708	54,761	44,135
Add: Cost of equipment	99,755	98,376	204,773	193,024
Less: Net equipment revenue	(26,040)	(17,875)	(49,067)	(34,852)
Less: Net loss on equipment sold to existing customers	(18,778)	(22,535)	(37,139)	(36,475)
Add (less): Cooperative advertising in support of existing customers	867	(669)	260	(1,390)
Add: Cost of service associated with initial customer acquisition	461	516	961	1,125

Total CPGA costs	$82,539	$78,521	$174,549	$165,567
Divided by gross additions	728	785	1,524	1,667

CPGA	$113.38	$100.03	$114.53	$99.32

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

Comparison of results of operations for the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands)	2008	2007	$	%	2008	2007	$	%
Operating revenue:
Net service revenue	$291,364	$309,713	$(18,349)	(5.9)%	$595,128	$632,050	$(36,922)	(5.8)%
Net equipment revenue	26,040	17,875	8,165	45.7%	49,067	34,852	14,215	40.8%

Total operating revenue	317,404	327,588	(10,184)	(3.1)%	644,195	666,902	(22,707)	(3.4)%

Operating expenses
Cost of service (excl. of depreciation and amortization)	82,407	90,001	(7,594)	(8.4)%	165,899	183,979	(18,080)	(9.8)%
Cost of equipment	99,755	98,376	1,379	1.4%	204,773	193,024	11,749	6.1%
Selling, general and administrative (excl. of depreciation and amortization)	106,417	109,555	(3,138)	(2.9)%	219,417	219,603	(186)	(0.1)%
Depreciation and amortization	8,844	8,650	194	2.2%	17,522	16,731	791	4.7%

Total operating expenses	297,423	306,582	(9,159)	(3.0)%	607,611	613,337	(5,726)	(0.9)%

Operating income	19,981	21,006	(1,025)	(4.9)%	36,584	53,565	(16,981)	(31.7)%

Other expense (income)
Interest expense - net	7,933	13,859	(5,926)	(42.8)%	17,272	27,448	(10,176)	(37.1)%
Other expense (income)	6,110	7	6,103	N/M	8,190	(195)	8,385	N/M

Total other expense	14,043	13,866	177	1.3%	25,462	27,253	(1,791)	(6.6)%

Income before income tax expense	5,938	7,140	(1,202)	(16.8)%	11,122	26,312	(15,190)	(57.7)%
Income tax expense	432	—	432	N/M	867	—	867	N/M

Income before minority interest	5,506	7,140	(1,634)	(22.9)%	10,255	26,312	(16,057)	(61.0)%
Minority interest	1,960	—	1,960	N/M	1,960	—	1,960	N/M

Net income	$3,546	$7,140	$(3,594)	(50.3)%	$8,295	$26,312	$(18,017)	(68.5)%

Operating Revenue

Total operating revenue for the three months ended June 30, 2008 was $317.4 million compared to $327.6 million for the three months ended June 30, 2007, a decline of $10.2 million, or 3.1%, reflecting a decline in net service revenue of 5.9%, partially offset by an increase in net equipment revenue of 45.7%. Total operating revenue for the six months ended June 30, 2008 was $644.2 million compared to $666.9 million for the six months ended June 30, 2007, a decline of $22.7 million, or 3.4%, reflecting a decline in net service revenue of 5.8%, partially offset by an increase in net equipment revenue of 40.8%.

Net service revenue consists primarily of voice and mobile data services, reduced primarily by sales and E911 taxes. E911 taxes are typically assessed by state and local regulatory authorities on a flat rate basis, with most states basing it on the number of active customers. Net service revenue also includes non-refundable customer account balances, reflected as revenue after a customer has deactivated service, and expired Top-Up cards. Net service revenue was $291.4 million for the three months ended June 30, 2008 compared to $309.7 million for the three months ended June 30, 2007, a decline of $18.3 million, or 5.9%. This decline was driven primarily by lower voice usage and migration of high-usage, traditional pay-as-you-go, customers to the lower-priced bucket offers. Those factors were partially offset by the 3.4% growth in our customer base, driven by net additions to our higher-value hybrid base, along with a greater penetration of data services. Net service revenue was $595.1 million for the six months ended June 30, 2008 compared to $632.1 million for the six months ended June 30, 2007, a decline of $36.9 million, or 5.8%. In addition to the factors noted above, the decline for the six month period also reflects the impact, noted earlier, of the E911 tax refund and favorable settlements with taxing jurisdictions last year and the impact of contributing to additional state E911 funds this year.

Net equipment revenue consists primarily of handset sales reduced by allowance for returns, promotional handset price reductions and price protection estimates. Net equipment revenue is also reduced for costs such as cooperative advertising, a fund provided by us and typically calculated as a percentage of sales that a retailer must use to promote our products, and commissions, for which we do not receive an identifiable and separable benefit. Net equipment revenue was $26.0 million for the three months ended June 30, 2008 compared to $17.9 million for the three months ended June 30, 2007, an increase of $8.2 million, or 45.7%. This increase primarily reflects a reduction in revenue last year due to the conversion of certain retailers to consignment, a decline in promotional spending, recorded as a reduction of net equipment revenue and a mix shift to higher priced handsets such as the Wild Card. These factors were partially offset by a reduction in volume, excluding the impact of last year’s consignment conversion, due to lower gross additions. Net equipment revenue was $49.1 million for the six months ended June 30, 2008 compared to $34.9 million for the six months ended June 30, 2007, an increase of $14.2 million, or 40.8%. The increase reflects the same factors as noted for the most recent three month period.

Operating Expenses

Cost of service includes network service costs, airtime taxes (including Federal and State Universal Service Funds, State PUC taxes and other miscellaneous taxes and fees), production costs for Top-Up cards, mobile data service fees and entertainment content license fees. Cost of service was $82.4 million for the three months ended June 30, 2008 compared to $90.0 million for the three months ended June 30, 2007, a decline of $7.6 million, or 8.4%. This decline was primarily driven by a reduction in Sprint Nextel network rates and lower voice usage, which more than offset the impact on network utilization of our customer growth and the impact of recently introduced messaging bundles. Cost of service was $165.9 million for the six months ended June 30, 2008 compared to $184.0 million for the six months ended June 30, 2007, a decline of $18.1 million, or 9.8%, reflecting the same factors as discussed above. As noted earlier, the Fifth Amendment to the PCS Services Agreement with Sprint Nextel, which is expected to become effective with the close of our proposed acquisition of Helio, provides that we will be required to pay Sprint Nextel at least $320 million, $370 million and $420 million, during the years ended December 31, 2008, 2009 and 2010, respectively, for wireless network services, including voice, messaging and data traffic. This commitment will impact our cost of service going forward. The Third Amendment to the PCS Services Agreement had established the minimum payment for this year at $298 million.

Cost of equipment includes the cost of purchasing and packaging handsets sold to our customers. Cost of equipment is reduced for market development funds received from our handset vendors, which are recorded as contra equipment cost. Cost of equipment was $99.8 million for the three months ended June 30, 2008 compared to $98.4 million for the three months ended June 30, 2007, an increase of $1.4 million or 1.4%. This increase reflects a $10.0 million reduction in cost during the three months ended June 30, 2007 as a result of the change to consignment for certain retailers and a mix shift to higher cost handsets such as the Wild Card. These factors were largely offset by lower volume, excluding the impact of last year’s consignment conversion, due to lower gross additions. Cost of equipment was $204.8 million for the six months ended June 30, 2008 compared to $193.0 million for the six months ended June 30, 2007, an increase of $11.7 million or 6.1%, reflecting the factors noted above, including a $14.8 million reduction in cost as a result of the change to consignment for certain retailers last year.

Selling, general and administrative expenses for the three months ended June 30, 2008 were $106.4 million, compared to $109.6 million for the three months ended June 30, 2007, a decrease of $3.1 million, or 2.9%, resulting primarily from a $4.6 million decrease in our call center expenses, a $5.1 million decrease in commissions amortized for sales of Top-Up cards, reflecting the lower usage discussed earlier and a $2.9 million decrease in IT expenses, resulting from streamlining our vendor relationships. The decline in our call center expenses reflects significantly lower cost per minute rates reflecting the move to offshore service, as well as lower call volumes due to lower activations and service calls per customer. These factors were partially offset primarily by a $5.8 million increase in advertising and promotions expense, mostly associated with the roll-out of our new offers, and a $1.4 million increase in administrative support expenses, including additional expenses associated with becoming a public company. For the six months ended June 30, 2008, Selling, general and administrative expenses were $219.4 million, compared to $219.6 million for the six months ended June 30, 2007, a decrease of $0.2 million, or 0.1%. This slight decrease reflects a $9.5 million decrease in our call center expenses, a $7.3 million decrease in IT expenses and a $6.3 million decrease in commissions amortized for sales of Top-Up cards, all reflecting the same drivers as noted above. These factors were largely offset by a $13.3 million increase in advertising and promotions expense and a $7.0 million increase in administrative support expenses, also reflecting the same drivers as noted above.

Depreciation and amortization expense for the three and six month periods ended June 30, 2008 was $8.8 million and $17.5 million, respectively, compared to approximately $8.7 million and $16.7 million for the same periods last year, an increase of $0.2 million, or 2.2% and $0.8 million or 4.7%, respectively. The increases resulted from additional capital expenditures to support our growing customer base and the continuing expansion of our product offerings.

Interest expense - net for the three and six months ended June 30, 2008 was $7.9 million and $17.3 million, respectively, compared to $13.9 million and $27.4 million for the same periods last year, with the decline reflecting lower debt levels and lower interest rates.

Other expense (income) for the three and six month periods ended June 30, 2008 was $6.1 million and $8.2 million, respectively, compared to $0.0 million and $(0.2) million for the same periods last year. The increase for both periods primarily reflects the tax receivable agreements expense.

Liquidity and Capital Resources

Our principal source of funds has been our borrowing under our Revolving Credit Facility. We generally do not maintain any excess balances of cash or invest in any short-term financial instruments. Any excess cash is used to reduce the outstanding balances on our revolving credit line.

We have incurred substantial cumulative net losses and negative cash flows from operations since inception, and have a stockholders’ deficit of $401.0 million, negative working capital of $163.7 million and outstanding non-current debt of $267.7 million as of June 30, 2008. We make significant initial cash outlays to acquire new customers in the form of handset and other subsidies. Additionally, we have been incurring increasing costs to maintain current customers through the sale of replacement handsets at a loss to us. We expect these costs to be funded primarily through service revenue generated from our existing customer base and proceeds from our Revolving Credit Facility. Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that based on our current level of operations, together with our borrowing capacity under our Revolving Credit Facility, and available cash from operations, we will be able to finance our projected operating, investing and financing requirements of our existing operations and planned customer growth for at least the next twelve months. In addition, our ability to make scheduled principal and interest payments, or to refinance indebtedness and to satisfy other obligations, including obligations under the PCS Services Agreement with Sprint Nextel, as well as our ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We entered into the Second Amendment to the PCS Services Agreement with Sprint Nextel on March 12, 2008, the Third Amendment on May 12, 2008 and the Fourth and Fifth Amendments on June 27, 2008. The Second Amendment provides that, among other things, we would not be subject to the true-up process with respect to the year ended December 31, 2007, and to amend the true-up procedures for the year ending December 31, 2008. Were we required to pay Sprint Nextel based on their actual costs, the obligation could have a material adverse impact on our liquidity. The Third Amendment provides that we would be required to pay Sprint Nextel at least $298 million for wireless network services, including voice, messaging and data traffic, during the year ending December 31, 2008, according to a monthly payment schedule. If the amounts due based on actual usage exceed the spending commitment, we will pay the total annual amount for such usage owed to Sprint Nextel. This amendment was contingent upon us obtaining approval from the Virgin Group to increase the lending commitment under the Revolving Credit Facility, from $75 million to $100 million by June 30, 2008. In June 2008, we entered into the Fourth and Fifth amendments to the PCS Services Agreement with Sprint Nextel. The Fourth Amendment to the PCS Services Agreement eliminated the requirement to secure an increase in the Virgin Group’s lending commitment under the Revolving Credit Facility from $75 million to $100 million by June 30, 2008. The Fifth Amendment to the PCS Services Agreement, which will become effective with the closing of the proposed acquisition of Helio, eliminates the annual true-up process and related payment obligations, and provides that we will be required to pay to Sprint Nextel at least $320 million, $370 million and $420 million, during the years ending December 31, 2008, 2009 and 2010, respectively, for wireless network services, including voice, messaging and data traffic. Under the Fifth Amendment of the PCS Services Agreement, there will be no minimum annual commitment for 2011 and beyond, the pricing will be based on the pricing schedule for 2010, unless amended.

If we materially underachieve our operating plan and our Revolving Credit Facility and cash flow from operations become insufficient to allow us to meet our obligations, we are committed to taking certain alternative actions that could include reducing inventory purchases, reducing planned capital expenditures, extending the payment for certain liabilities within contractual terms with vendors, curtailing marketing costs and reducing other variable costs. If our operations do not generate sufficient positive operating cash flows, we may require additional capital to fund our operations or growth, to take advantage of expansion or acquisition opportunities, and to develop new products to compete effectively in the marketplace. In order to meet future liquidity needs we may decide to raise additional funds, through public or private debt or equity financing to support our operations, reduce anticipated capital expenditures and restructure debt repayment obligations. Additional funds, however, may not be available to us on commercially reasonable terms, or at all, when we require them and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to our existing stockholders. Upon the closing of the proposed acquisition of Helio, each of the Virgin Group and SK Telecom, or one of their respective affiliates, will invest $25 million in exchange for the issuance of our Preferred Stock. The $50 million of proceeds will be used to pay down a portion of the outstanding principal under the Senior Credit Agreement.

Our credit facilities require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio which become more restrictive in future periods. Based on our projected operating results and financial position, we expect to remain in compliance with the required covenants through at least June 30, 2009.

Any obligations under the tax receivable agreements are expected to be funded from available cash generated by our taxable earnings. We do not anticipate issuing debt specifically to fund any obligations that may arise under the tax receivables agreements with the Virgin Group and Sprint Nextel. We also believe that our obligations under all other related party agreements will be required to be satisfied with cash from operations or financed through our Revolving Credit Facility.

We believe that our capital expenditures are generally lower than those of many of our competitors as we do not have any network build-out or spectrum acquisition requirements and we do not have any costs associated with operating stores. However, we believe our cash operating costs are higher than our competitors as we are required to pay Sprint Nextel for all network services. We also make significant initial cash outlays in the form of handset and other subsidies to acquire new customers. As a result, if we were to experience higher than expected churn, this would negatively affect our cash flows.

	Six months ended June 30,
(in thousands)	2008	2007
Cash provided by (used in):
Operating activities	$38,573	$24,544
Investing activities	(9,364)	(12,691)
Financing activities	(23,669)	(11,853)

Increase in cash and cash equivalents	$5,540	$—

Net cash provided by operating activities for the six months ended June 30, 2008 was $38.6 million, an increase of $14.0 million compared to the same period in 2007. The increase in cash provided by operating activities primarily resulted from lower payments for network charges, interest expense and payments for non-payroll operating expenses. This was partially offset by a decrease in cash collected from the sale of services and higher payments to vendors for the purchase of handsets.

Net cash used in investing activities for the six months ended June 30, 2008 was $9.4 million, a decrease of $3.3 million compared to the same period in 2007. Net cash used in investing activities in each period resulted from expenditures for capital equipment to support our growth and expansion of customer offerings. As we continue to expand our infrastructure to meet the needs of our growing customer base, we anticipate the continued use of cash in investing activities. We had no material commitments to purchase property and equipment, or software as of June 30, 2008.

Net cash used in financing activities for the six months ended June 30, 2008 was $23.7 million, an increase of $11.8 million compared to the same period in 2007. During the six months ended June 30, 2008, we repaid $16.3 million of our outstanding indebtedness under our Senior Credit Agreement, repaid $5 million of our outstanding borrowings under the Revolving Credit Facility, and had a decrease of $2.0 million in our bank overdraft position. During the six months ended June 30, 2007, the $11.9 million cash used in financing activities resulted from a decrease of $15.6 million in our bank overdraft position and principal payments of $18.5 million under our Senior Credit Agreement, this was partially offset by $22.0 million of additional borrowings under our Revolving Credit Facility.

Free cash flow, a non-GAAP measure, is calculated as net cash provided by operating activities less capital expenditures. Free cash flow is a non-GAAP financial measure that indicates cash generated by our business after operating expenses, capital expenditures and interest expense. We believe this measure helps to (i) evaluate our ability to satisfy our debt and meet other mandatory payment obligations, (ii) measure our ability to pursue growth opportunities, and (iii) determine the amount of potential cash which may potentially be available to stockholders in the form of stock repurchase and/or dividends. Given that our business is not capital intensive, we believe this measure to be of particular relevance and utility. We also use Free cash flow internally for a variety of purposes, including managing our projected cash needs. For the six months ended June 30, 2008, Free cash flow was $29.2 million, an increase of $17.4 million compared to $11.9 million for the same period in 2007. The increase in Free cash flow was driven by lower payments for network charges, interest expense, payments for non-payroll operating expenses and capital expenditures. This was partially offset by a decrease in cash collected from the sale of services and higher payments to vendors for the purchase of handsets.

The following table illustrates the calculation of Free cash flow and reconciles Free cash flow to cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Six months ended June 30,
(in thousands)	2008	2007
Calculation of Free cash flow:
Net cash provided by operating activities	$38,573	$24,544
Less:
Capital expenditures	(9,364)	(12,691)

Free cash flow	$29,209	$11,853

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

Liquidity

Credit Facilities

Senior Secured Credit Agreement. As of June 30, 2008 and December 31, 2007, we had $260.4 million and $276.7 million, respectively, outstanding under the Senior Credit Agreement. During the six months ended June 30, 2008, we paid $16.3 million in principal under the Senior Credit Agreement. The principal balance outstanding under the Senior Credit Agreement is payable in installments, with a balloon payment of $186.9 million due on December 14, 2010.

The Senior Credit Agreement is collateralized by a general lien on all of our current and future assets. It currently bears interest at a Eurodollar rate, plus an applicable margin of 4.50% to 4.95%, or an alternate base rate plus an applicable margin of 3.50% to 3.95%, depending on our leverage.

Upon the closing of the proposed acquisition of Helio and the effectiveness of the Second Amendment to the Senior Credit Agreement, the outstanding principal will bear an interest at a Eurodollar rate, plus an applicable margin of 5.50% to 5.95%, or an alternate base rate plus an applicable margin of 4.50% to 4.95%, depending on our leverage. In addition, each of the Virgin Group and SK Telecom, or one of their respective affiliates, will invest $25 million in exchange for the issuance of our Preferred Stock. The $50 million of proceeds will be used to pay down a portion of the outstanding principal under the Senior Credit Agreement.

The Senior Credit Agreement, as amended, contains a number of covenants that restrict certain of our actions. The Senior Credit Agreement, as amended also contains financial covenants, certain customary affirmative covenants and events of default.

Subordinated Revolving Credit Facility. As of June 30, 2008 and December 31, 2007, we had $40.0 million and $45.0 million, respectively, outstanding under the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility are subordinated to amounts outstanding under the Senior Credit Agreement and mature in December 2010, or when the Senior Credit Agreement is paid in full. We use the Revolving Credit Facility to cover the operating and investing cash needs of our business. The Revolving Credit Facility bears interest at a rate of three-month LIBOR plus an applicable margin of 4.50% to 4.95%, depending upon our leverage, or 12% if the three-month LIBOR rate cannot be ascertained. During the six months ended June 30, 2008, we repaid $5.0 million of the outstanding balance under the Revolving Credit Facility.

We expect to use the Revolving Credit Facility and available cash for the operating and investing cash needs of our business. This includes payments to the Virgin Group and Sprint Nextel under our related party agreements.

In addition to paying interest on the outstanding principal under the Revolving Credit Facility, we are required to pay a commitment fee to the Virgin Group under the Revolving Credit Facility at a rate per annum currently equal to 1.0% per annum on the average daily unused portion of the Revolving Credit Facility.

At the election of the Virgin Group, we may, on any interest payment date, pay interest through the issuance of a pay-in-kind, or PIK, note. The amount of the PIK note is due and payable on the date that the revolving commitments terminate, or can be prepaid as otherwise permitted under the terms of the Revolving Credit Facility and the Senior Credit Agreement. The interest on PIK notes would be paid on the interest payment date through the issuance of additional PIK notes. We may issue PIK notes to the Virgin Group from time to time. No PIK notes were outstanding as of June 30, 2008 and December 31, 2007.

A tolling charge is applied to borrowings under the Revolving Credit Facility. The charge is calculated based upon the amount drawn on the Revolving Credit Facility as of the last day of the quarter. The applicable charge of 1.0% is calculated quarterly. We anticipate, based on $40 million of current borrowings, that we will incur $1.6 million additional annual interest expense.

The Second Amendment to the Revolving Credit Facility, which will be effective upon the closing of the proposed acquisition of Helio, will add SK Telecom as a new lender with a lending commitment of $35 million and the Virgin Group’s lending commitment will increase from $75 million to $100 million. Under the Second Amendment to the Revolving Credit Facility, SK Telecom’s lending commitment and the $25 million increase in the Virgin Group’s lending commitment will not be subject to a tolling charge on the outstanding balance or a commitment fee on the unused balance.

The Revolving Credit Facility contains a number of covenants that, among other things, subjects Virgin Mobile USA, L.P. and its subsidiaries to restrictions similar to those imposed by the Senior Credit Agreement. In addition, the Revolving Credit Facility requires Virgin Mobile USA, L.P. to maintain the same financial covenants as those required under the Senior Credit Agreement.

The Revolving Credit Facility also contains certain customary affirmative covenants and events of default.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us on acceptable terms or in an amount sufficient to enable us to pay interest or principal on our debt or to fund our other liquidity needs. In addition, our limited tangible assets may further limit our ability to obtain loans or access the debt capital markets. Failure to satisfy our debt covenants or make any required payments could result in defaults under our credit facilities or our future debt agreements. As a result of such default, we may not be able to access our credit facilities or capital markets. If we experience a liquidity shortfall, we may be unable to make timely payments under the PCS Services Agreement, trademark license agreements, tax receivable agreements to which we are a party or our other commercial agreements which could result in penalties or termination of such agreements. In addition, we may be required to repay some or all of our outstanding indebtedness prior to its scheduled maturity.

As of June 30, 2008, we were in compliance with all financial covenants under our credit facilities.

Contractual Obligations, Commitments and Contingencies

On March 12, 2008, we entered into the Second Amendment to the PCS Services Agreement with Sprint Nextel to provide that we would not be subject to any true-up process and the related payment obligations with respect to the fiscal year ended December 31, 2007. The amendment further provided that in the event that the true-up with respect to the fiscal year ending December 31, 2008 indicates that the actual cost to Sprint Nextel of the services it sells to us is higher than the rates charged to us for such services, we will only pay Sprint Nextel the difference between (A) the lower of (i) the rates that Sprint Nextel provided in advance for planning purposes and (ii) the rates based on Sprint Nextel’s actual costs, and (B) the actual rates charged during such year. Pursuant to the terms of this Second Amendment, beginning with the first quarter of the fiscal year ending December 31, 2009, the true-up and pricing process set forth in the PCS Services Agreement prior to the amendment will apply unless otherwise agreed by the parties. On May 12, 2008, we entered into the Third Amendment to the PCS Services Agreement with Sprint Nextel to provide that we would be required to pay Sprint Nextel at least $298 million, for wireless network services, including voice, messaging and data traffic, according to a monthly payment schedule during the year ending December 31, 2008, and will receive off-peak rates, for a two-hour period each weekday until (pursuant to the Fifth Amendment to the PCS Services Agreement) the closing of the proposed acquisition of Helio. If the amounts due based on actual usage exceed the spending commitment, we will pay the total annual amount for such usage owed to Sprint Nextel. This amendment was contingent upon us obtaining approval from the Virgin Group to increase the lending commitment under the Revolving Credit Facility, from $75 million to $100 million by June 30, 2008.

On June 27, 2008, we entered into the Fourth and Fifth amendments to the PCS Services Agreement with Sprint Nextel. The Fourth Amendment to the PCS Services Agreement eliminated the requirement to secure an increase in the Virgin Group’s lending commitment under the Revolving Credit Facility from $75 million to $100 million by June 30, 2008, which had been a requirement to the continued effectiveness of the Third Amendment to the PCS Services Agreement. The Fifth Amendment to the PCS Services Agreement, which will become effective with the closing of the proposed acquisition of Helio and supersede the Third Amendment to the PCS Services Agreement, eliminates the annual true-up process and related payment obligations, and provides that we will be required to pay Sprint Nextel at least $320 million, $370 million and $420 million, during the years ended December 31, 2008, 2009 and 2010, respectively, for wireless network services, including voice, messaging and data traffic. Under the Fifth Amendment of the PCS Services Agreement, there will be no minimum annual commitment for 2011 and beyond and the pricing will be based on the pricing schedule for 2010, unless amended. We project that we will spend at least the required minimum commitment under the PCS Services Agreement this year.

During the six months ended June 30, 2008, we entered into two non-cancellable purchase obligations with two handset vendors totaling $97 million. As of June 30, 2008, the remaining purchase obligations under these contracts were $47 million, which is required to be fulfilled before the end of 2009.

In May 2008, we and Sprint Nextel amended their Master Services Agreement for wireline communication for business operations. Under the terms of the amended Master Services Agreement, we are committed to pay Sprint Nextel $1.8 million per year for 2009 and 2010 and $0.9 million in 2011.

On July 3, 2008, we entered into the IBM Agreement. The IBM Agreement calls for a baseline level of service to be provided at agreed-upon dollar. We expect to incur the following charges, inclusive of the amortization of prepayments, as follows (in thousands):

Year	Amount
2008	$5,925
2009	29,654
2010	29,420
2011	28,884
2012	27,001
2013	7,360

$128,244

The baseline services incurred will be adjusted monthly, either upward or downward, to reflect changes in the underlying currencies of countries in which IBM provides services to us. In addition, beginning in January 2010, the baseline service payments above will be adjusted on a monthly basis to reflect inflation or deflation in the U.S. and other countries in proportion to the services that IBM provides from each country.

We are able to increase or decrease the level of baseline services provided by IBM, along with related payments, based upon certain restrictions and circumstances. We expect to increase the baseline services for new applications development in the future.

Either party can terminate the IBM Agreement early under certain circumstances. Should we, however, terminate the IBM Agreement solely for its convenience, as defined in the IBM Agreement, we would be liable to pay certain termination fees and wind-down charges. The minimum termination fees that we would be obligated to pay at the beginning of the IBM Agreement are approximately $13.9 million, which decrease over the life of the IBM Agreement. Wind-down charges are defined as non-cancelable lease payments, lease termination fees, certain salaries, benefits, relocation costs, severance costs relating to IBM employees that were our former employees, and certain other costs. Wind-down costs cannot be reasonably estimated at this time, but could be material to our financial position if we elect to terminate the IBM Agreement prematurely.

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

Plaintiffs have brought two class-action federal lawsuits one in the District of New Jersey and the other in the Southern District of New York against us, certain of our officers and directors, and other defendants. Each suit alleges that the prospectus and registration statement filed pursuant to our IPO contained materially false and misleading statements in violation of the Securities Act of 1933, and additionally alleges that at the time of the IPO we were aware, but did not disclose, that results for the third quarter of 2007 indicated widening losses and slowing customer growth trends. On January 7, 2008, we filed a motion to consolidate all cases in the United States District Court for the Southern District of New York for pre-trial purposes. On April 7, 2008, the United States Judicial Panel on Multidistrict Litigation granted the motion and consolidated the cases in the District of New Jersey. On March 17, 2008, the district court judge in the New Jersey matter appointed the New Jersey plaintiffs as lead plaintiffs for the litigation. Plaintiffs filed a consolidated amended complaint on May 16, 2008. On July 15, 2008, we filed a motion to dismiss the amended compliant.

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

In December 2007, the FASB issued statement No. 141 (R), Business Combinations, or SFAS 141(R) and statement No. 160, Noncontrolling Interests in Consolidated Financial Statement - an amendment to APB No.51 or SFAS 160. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 160 requires reporting noncontrolling (minority) interests in subsidiaries in the same way equity in the consolidated financial statements. It also requires transactions between an entity and noncontrolling interests to be treated as equity transactions. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. We are evaluating the impact, if any, that the adoption of SFAS 141(R) and SFAS 160 may have on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on our financial condition, results of operations or cash flows.

In September 2006, the FASB issued statement No. 157 Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The FASB issued FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of SFAS 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157, on January 1, 2008, for financial assets did not have a material impact on our consolidated results of operations, cash flows, or financial position. The adoption of SFAS 157 for nonfinancial assets and liabilities will not have a material impact on our financial condition, results of operations or cash flows.

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

Our financial instruments consist of cash, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. We are exposed to interest rate risks primarily through borrowings under our existing credit facilities. Interest on our borrowings under our existing credit facilities is variable based on LIBOR plus an applicable margin. As of June 30, 2008, our borrowings were $260.4 million under our Senior Credit Agreement and $40.0 million under our Revolving Credit Facility. As a condition on some of our borrowings, we are required to engage in hedging agreements that provide for at least 50% of the aggregate principal amount being subject to either a fixed interest rate or interest rate protection for a period of not less than two years. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K as of December 31, 2007.

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

Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective because of material weaknesses, discussed below, in our internal control over financial reporting.

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

We are subject to legal proceedings and claims arising in the normal course of business. We assess its potential liability by analyzing litigation and regulatory matters using available information. We develop views on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. . We accrue a liability if it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The information set forth in Note 7 to our financial statements, “ – Commitments and Contingencies,” on page 13 of this report is incorporated herein by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 15, 2008, at the Company’s Annual Meeting of Stockholders, the following proposals were acted upon:

(1) Eight nominees for the Board of Directors were elected to a one-year term expiring in 2009. The votes were as follows:

	For	Withheld	Year Term Expires
Daniel H. Schulman	44,716,312	10,605,233	2009
Thomas O. Ryder	54,053,451	1,268,094	2009
Frances Brandon-Farrow	45,350,597	9,970,948	2009
Douglas B. Lynn	44,837,323	10,484,222	2009
Mark Poole	44,836,833	10,484,712	2009
Robert Samuelson	44,649,899	10,671,646	2009
L. Kevin Cox	53,927,667	1,393,878	2009
Kenneth T. Stevens	53,927,324	1,394,221	2009

(2) The selection of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for the fiscal year ending December 31, 2008. The votes were as follows:

For	55,226,204
Against	25,345
Abstain	89,976

Item 5.	Other Information.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the amendments to the PCS Services Agreement entered into this quarter. The Third Amendment was filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed on May 13, 2008. The Fourth and Fifth Amendments are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virgin Mobile USA, Inc.

August 14, 2008	/s/ John D. Feehan, Jr.
John D. Feehan, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibits	Description

3.1	Amended and Restated Certificate of Incorporation *

3.2	Amended and Restated Bylaws *

4.1	Stockholders’ Agreement, dated October 16, 2007 *

4.2	Registration Rights Agreement, dated October 16, 2007*

10.1	Amendment No.4 to Amended and Restated PCS Services Agreement, dated June 27, 2008**

10.2	Amendment No. 5 to Amended and Restated PCS Services Agreement, dated June 27, 2008***

10.3	Master Services Agreement by and between Virgin Mobile, USA, L.P. and International Business Machines Corporation, dated July 3, 2008***

31.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.

**	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on June 27, 2008.

***	Portions of this exhibit have been omitted in accordance with a request for confidential treatment.