Form 10-Q
period 2008-09-30
Virgin Mobile USA, Inc.
filed 2008-11-12
CIK 1396546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The number of shares of each of the registrant’s classes of common stock outstanding as of October 31, 2008 was as follows:

Class A common stock, par value $0.01 per share	53,707,076
Class B common stock, par value $0.01 per share	1
Class C common stock, par value $0.01 per share	115,062

Virgin Mobile USA, Inc.

Form 10-Q

For the quarterly period ended September 30, 2008

Virgin Mobile USA, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$6,495	$19
Accounts receivable, less allowances of $1,584 at September 30, 2008 and $610 at December 31, 2007	58,140	57,956
Due from related parties	220	321
Other receivables	22,573	14,613
Inventories	153,054	137,364
Prepaid expenses and other current assets	33,571	19,722

Total current assets	274,053	229,995

Property and equipment	177,634	154,162
Accumulated depreciation and amortization	(124,691)	(108,249)

Property and equipment - net	52,943	45,913
Acquired intangible assets	52,703	—
Goodwill	8,448	—
Other assets	7,842	6,131

Total assets	$395,989	$282,039

Liabilities, Minority Interest, Preferred Stock and Stockholders’ deficit
Current liabilities:
Accounts payable	$97,943	$111,753
Due to related parties	81,780	56,486
Book cash overdraft	—	2,045
Accrued expenses and other current liabilities	118,370	73,142
Deferred revenue	129,835	128,125
Current portion of long-term debt	26,395	32,669

Total current liabilities	454,323	404,220

Non-current liabilities:
Long-term debt	177,378	244,037
Related party debt	55,000	45,000
Due to related parties	6,380	—
Other liabilities	2,000	3,981

Total non-current liabilities	240,758	293,018

Commitments and contingencies (See Note 12)
Minority interest in consolidated subsidiaries	6,390	—
Series A convertible preferred stock, par value $0.01 and stated value $1,000 per share - 50,000 shares authorized, and 50,000 shares issued and outstanding at September 30, 2008, and 0 shares issued and outstanding at December 31, 2007	50,000	—
Stockholders’ deficit:
Common stock:
Class A common stock, par value $0.01 per share - 200,000,000 shares authorized, and 53,421,107 shares issued and outstanding, net of 37,560 treasury shares at September 30, 2008, and 53,136,839 shares issued and outstanding, net of 13,231 treasury shares at December 31, 2007	534	532
Class C common stock, par value $0.01 per share - 999,999 shares authorized, and 115,062 shares issued and outstanding at September 30, 2008 and December 31, 2007	1	1
Class B common stock, par value $0.01 per share - 1 share authorized, issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Additional paid-in-capital	386,932	340,382
Accumulated deficit	(742,498)	(754,860)
Accumulated other comprehensive loss	(451)	(1,254)

Total stockholders’ deficit	(355,482)	(415,199)

Total liabilities, minority interest, preferred stock and stockholders’ deficit	$395,989	$282,039

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating revenue
Net service revenue	$305,031	$301,414	$900,159	$933,464
Net equipment revenue	18,154	18,090	67,221	52,942

Total operating revenue	323,185	319,504	967,380	986,406

Operating expenses
Cost of service (exclusive of depreciation and amortization)	84,543	89,352	250,442	273,331
Cost of equipment	102,997	99,133	307,770	292,157
Selling, general and administrative (exclusive of depreciation and amortization)	104,510	115,529	323,927	335,132
Restructuring expense	6,511	—	6,511	—
Depreciation and amortization	10,538	8,619	28,060	25,350

Total operating expenses	309,099	312,633	916,710	925,970

Operating income	14,086	6,871	50,670	60,436

Other expense (income)
Interest expense	8,591	15,171	25,933	43,180
Interest income	(1,686)	(839)	(1,756)	(1,400)

Interest expense - net	6,905	14,332	24,177	41,780
Other (income) expense	(1,737)	(80)	6,453	(275)

Total other expense - net	5,168	14,252	30,630	41,505

Income (loss) before income tax expense and minority interest	8,918	(7,381)	20,040	18,931
Income tax expense	421	—	1,288	—

Income (loss) before minority interest	8,497	(7,381)	18,752	18,931
Minority interest	4,430	—	6,390	—

Net income (loss)	4,067	(7,381)	12,362	18,931
Preferred stock dividends	333	—	333	—

Net income (loss) available to common stockholders	$3,734	$(7,381)	$12,029	$18,931

Net income (loss)	$4,067	$(7,381)	$12,362	$18,931
Other comprehensive income (loss):
Unrealized income (loss) on interest rate swap	1,337	(1,848)	803	(1,700)

Total comprehensive income (loss)	$5,404	$(9,229)	$13,165	$17,231

Basic and diluted earnings (loss) per share information:
Earnings (loss) per common share - basic	$0.07	$(0.29)	$0.23	$0.73
Earnings (loss) per common share - diluted	$0.07	$(0.29)	$0.23	$0.37

Weighted average common shares outstanding - basic	52,987	25,828	52,844	25,810
Weighted average common shares outstanding - diluted	65,046	25,828	52,943	50,652

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Operating activities
Net income	$12,362	$18,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,060	25,350
Amortization of deferred financing costs	1,278	1,474
Non-cash charges for stock-based compensation	9,207	3,580
Non-cash cost of royalties and services	333	408
Write-offs of fixed assets	671	—
Minority interest	6,390	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	17,963	17,236
Due from related parties	101	11,995
Other receivables	(7,940)	(852)
Inventories	(8,065)	(42,949)
Prepaid expenses and other assets	(9,657)	(3,258)
Accounts payable	(20,954)	11,945
Due to related parties	22,213	9,359
Deferred revenue	(4,808)	(3,579)
Accrued expenses and other liabilities	(6,356)	(22,853)

Net cash provided by operating activities	40,798	26,787

Investing activities
Cash acquired, net of acquisition costs	3,516	—
Capital expenditures	(12,570)	(19,144)

Net cash used in investing activities	(9,054)	(19,144)

Financing activities
Net change in book cash overdraft	(2,045)	(12,156)
Repayment of long-term debt	(72,933)	(27,750)
Proceeds from issuance of Preferred Stock	50,000	—
Net change in related party debt	—	32,000
Other	(290)	263

Net cash used in financing activities	(25,268)	(7,643)

Net increase in cash and cash equivalents	6,476	—
Cash and cash equivalents at beginning of year	19	8

Cash and cash equivalents at end of period	$6,495	$8

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Overview and Basis of Presentation

Overview

Virgin Mobile USA, Inc., a Delaware corporation, was formed and capitalized in April 2007 as a holding company for the purposes of facilitating an initial public offering (the “IPO”) of Class A common stock, which was completed on October 16, 2007. In connection with the IPO, Virgin Mobile USA, Inc. and its subsidiaries (the “Company”) completed reorganization transactions (the “Reorganization”), in which Virgin Mobile USA, LLC, the principal operating entity for the Company’s business, converted into a Delaware limited partnership, changed its name to Virgin Mobile USA, L.P., and became an indirect, majority-owned subsidiary of Virgin Mobile USA, Inc., the holding company for the public’s common equity interests in the business.

The Company is a mobile virtual network operator, commonly referred to as an MVNO, offering prepaid, or pay-as-you-go, and, following the acquisition of Helio LLC (“Helio”), postpaid wireless communications services, including voice, data, and entertainment content, without owning a wireless network. The Company uses the “Virgin Mobile” name and logo under license from Virgin Enterprises Ltd. (together with its affiliated entities, the “Virgin Group”). The Company offers its services over the nationwide Sprint PCS network under the terms of the PCS Services Agreement between the Company and an affiliate of Sprint Nextel Corporation (together with its affiliated entities, “Sprint Nextel”) The Company conducts its business within one industry and one geographic segment.

On August 22, 2008, the Company completed its acquisition of Helio, at which time Helio became a wholly-owned subsidiary of Virgin Mobile USA, L.P. The financial results of Helio are included in the Company’s financial results beginning on August 22, 2008, the closing date of the acquisition (see Note 4).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include annual disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments, except for the out-of-period adjustment described below) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented on a basis consistent with the Company’s historical audited financial statements and accompanying notes for the year ended December 31, 2007. The financial statements provided herein should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. During the three and nine months ended September 30, 2008, the Company recorded a reduction to Selling, general and administrative expense of approximately $1 million and $0.6 million, respectively, for an out-of-period adjustment which management believes is immaterial to the previously issued financial statements for all periods affected, as well as the estimated results of operations for the year ending December 31, 2008.

Liquidity

The Company has incurred substantial cumulative net losses and negative cash flows from operations since inception, and has a stockholders’ deficit of $355.5 million, negative working capital of $180.3 million and non-current debt of $232.4 million as of September 30, 2008. The Company makes significant initial cash outlays to acquire new customers in the form of handset and other subsidies. Additionally, the Company has been incurring increasing costs to maintain current customers through the sale of replacement handsets at a loss to the Company. Management expects these costs to be funded primarily through service revenue generated from the Company’s existing customer base and borrowings under its subordinated secured revolving credit facility (the “Revolving Credit Facility”). Although it is difficult for the Company to predict future liquidity requirements with certainty, based on the Company’s expected cash flows from operations and available funds from its Revolving Credit Facility, management believes that the Company has the ability to finance its projected operating, investing and financing requirements of existing operations and planned customer growth through at least September 30, 2009. In addition, the Company’s ability to make scheduled principal and interest payments, or to refinance indebtedness and

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

to satisfy other obligations, including obligations under the PCS Services Agreement with Sprint Nextel, as well as the Company’s ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond the Company’s control. If the Company materially underachieves its operating plan and the availability under the Revolving Credit Facility, and cash flow from operations become insufficient to allow the Company to meet its obligations, the Company is committed to taking certain alternative actions that could include reducing inventory purchases, reducing planned capital expenditures, extending the payment for certain liabilities within contractual terms with vendors, curtailing marketing costs and reducing other variable costs. In addition, management may also seek additional increases in its borrowing capacity under the Revolving Credit Facility, seek to raise additional funds, through public or private debt, equity financing to support operations, or to restructure debt repayment obligations. Additional funds, however, may not be available to the Company on commercially reasonable terms when required, or at all, and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to existing stockholders. There is no assurance management will be successful in achieving its operating plan or would be able to implement alternative actions or obtain additional borrowing capacity on acceptable terms.

The Company’s third party senior secured credit facility (“Senior Credit Agreement”) and Revolving Credit Facility require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio which will become more restrictive in the fourth quarter. Based on projected operating results and financial position, the Company expects to remain in compliance with the required covenants through at least September 30, 2009. If the Company does not meet these covenants, its borrowing availability under the Revolving Credit Facility could be eliminated and outstanding borrowings under the Senior Credit Agreement and the Revolving Credit Facility could become due.

In connection with the acquisition of Helio, each of the Virgin Group and SK Telecom USA Holdings, Inc. (“SK Telecom”) invested $25 million in the Company in exchange for the issuance by the Company of 25,000 shares of Series A Preferred Stock (the “Preferred Stock”) to each of the Virgin Group and SK Telecom. The $50 million of proceeds received by the Company was used to pay down a portion of the outstanding principal under the Senior Credit Agreement. (See Notes 5 and 6).

The Company’s Class A common stock is listed on the New York Stock Exchange (“NYSE”) and subject to various NYSE listing requirements. These requirements include, among other things, that the Company maintain an average closing price of at least $1.00 per share and an average market capitalization above $100 million over thirty consecutive trading days. In October 2008, the Company’s closing price was below $1.00 per share on several occasions and market capitalization (including the value of the Company’s Virgin Mobile USA, L.P. interests) was below $100 million. If the Company fails to maintain compliance with the NYSE listing requirements, the NYSE may initiate suspension and delisting procedures.

2.	Summary of Significant Accounting Policies

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is tested for impairment, based on fair value at the reporting unit level during each year, or more frequently if events and circumstances indicate that goodwill may be impaired. Intangible assets with finite lives are amortized over their estimated useful lives and tested for impairment when events and circumstances indicate that its carrying amount may not be recoverable. The Company does not have any indefinite lived intangible assets other than goodwill.

Minority Interest

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

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Down-Stream Mergers, Identical Common Shares for a Pooling of Interests; and Pooling of Interests by Mutual and Cooperative Enterprises. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes and, therefore, the condensed consolidated financial statements for the three and nine months ended September 30, 2007 are presented on the same basis as those for the three and nine months ended September 30, 2008. The weighted average shares outstanding for the three and nine months ended September 30, 2007 are based on the number of member units in Virgin Mobile USA, LLC retroactively adjusted for the conversion into Class A common stock of the Company. The Company began recording minority interest during the three months ended June 30, 2008 when the Company had cumulative earnings since the date of the Reorganization. The Company presents minority interest in a manner consistent with Emerging Issues Task Force Issue No. 94-2, Treatment of Minority Interests in Certain Real Estate Investment Trusts.

Gain on Issuance of Partnership Units By Subsidiary

The Company recognizes any gains or losses related to the issuance of partnership units by a consolidated subsidiary as adjustments to stockholders’ deficit. The Company acquired Helio from SK Telecom, EarthLink, Inc. (“EarthLink”) and Helio, Inc. in exchange for limited partnership units in Virgin Mobile USA, L.P. and shares of the Company’s Class A common stock. The issuance of common units by Virgin Mobile USA, L.P. reduced the Company’s ownership interest in Virgin Mobile USA, L.P. from 81.6% before the issuance of ownership units to 68.3% after the issuance. The Company recorded a $37.1 million gain on the issuance of the common units by Virgin Mobile USA, L.P. and reflected it in additional paid in capital in accordance with Staff Accounting Bulletin No. 51, Accounting for Sales of Stock of a Subsidiary.

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141R”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company will adopt SFAS 141R on January 1, 2009 and is evaluating the impact the adoption may have on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest, sometimes called a minority interest, in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, but separate from stockholders’ equity, in the consolidated financial statements. Currently, companies report noncontrolling interests as a liability or in the mezzanine section between liabilities and equity. Accordingly, prior to the adoption of SFAS 160 on January 1, 2009, the Company will continue to reflect noncontrolling interest in the mezzanine section between liabilities and equity. Following the adoption of SFAS 160, the Company will reflect noncontrolling interest as equity. SFAS 160 will also change the way a noncontrolling interest is presented in the consolidated statement of operations, by requiring that consolidated net income include amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure on the face of the statement of operations of those amounts of consolidated net income attributable to both parent and noncontrolling interest. Prior to the adoption of SFAS 160, noncontrolling interest will continue to be reported as a deduction in arriving at consolidated net income. The implementation of SFAS 160 will change the presentation of noncontrolling interest in the Company’s balance sheet and statement of operations, but is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Assets and liabilities measured at fair value on a recurring basis consist of a liability for an interest rate swap. The fair value was derived based on market prices of securities with similar characteristics (level 2) and was $(0.5) million as of September 30, 2008. The Company is evaluating the impact the adoption of SFAS 157 for nonfinancial assets and liabilities will have on its financial condition, results of operations or cash flows of the Company.

3.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Handsets and accessories	$80,172	$72,094
Refurbished handsets	3,504	3,590
Handset inventory on consignment	69,378	61,680

	$153,054	$137,364

4.	Acquisition of Helio LLC

On August 22, 2008, the Company completed its acquisition of Helio, at which time Helio became a wholly-owned subsidiary of Virgin Mobile USA, L.P. The acquisition of Helio is expected to facilitate the Company’s entry into postpaid offerings and allow the Company to take advantage of Helio’s proprietary technology. The financial results of Helio are included in the Company’s financial results beginning on August 22, 2008, the closing date of the acquisition.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company acquired Helio from SK Telecom, EarthLink and Helio, Inc. in exchange for 12,806,632 limited partnership units in Virgin Mobile USA, L.P. and 193,368 shares of the Company’s Class A common stock, together equivalent to 13 million shares of the Company’s Class A common stock. The newly issued Virgin Mobile USA, L.P. partnership units are convertible into shares of the Company’s Class A common stock on a one-for-one basis at any time. The purchase price, based on the average closing price of the Company’s Class A common stock two trading days before and ending two trading days after the date of the announcement, of $2.90 per share, was $41.3 million, including direct costs of the acquisition of $3.7 million. Subject to approval by the stockholders of the Company, each of SK Telecom and EarthLink will be issued one share of Class B common stock. Each of these shares will entitle its recipient to a number of votes on all matters submitted to a vote of stockholders that is equal to the total number of shares of Class A common stock for which the partnership units that its owner holds in Virgin Mobile USA, L.P. are exchangeable.

The acquisition of Helio was accounted for under SFAS No. 141, Business Combinations. The preliminary allocation of the purchase price, including acquisition costs, to Helio’s tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values. Included in the liabilities assumed are reserves for the restructuring of the Helio business (see Note 8). This allocation is preliminary related to the fair value of inventory, property and equipment, purchase commitments, restructuring liabilities and intangible assets, and further adjustments may be included in the final allocation of the purchase price. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill, which is not deductible for tax purposes. The purchase price has been allocated as follows (in thousands):

Cash and cash equivalents	$7,217
Accounts and other receivables	18,166
Inventory	7,626
Prepaid expenses and other current assets	1,112
Property and Equipment	22,603
Other assets	6,403
Acquired intangible assets	53,290
Goodwill	8,448
Accounts payable and due to related parties	(16,113)
Accrued expenses and other current liabilities	(50,405)
Deferred Revenue	(6,519)
Related party debt	(10,000)
Due to related parties	(492)

Total preliminary purchase price allocation	$41,336

In performing the preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of acquired assets, analyses of historical performance and estimates of future performance of Helio’s product and service offerings. The fair values of identifiable intangible assets associated with the acquisition of Helio were calculated using the income approach. The preliminary valuation for these identifiable intangible assets and their respective weighted average amortization period, is as follows (dollars in thousands):

	Fair Value	Weighted average amortization period (in years)
Customers Relationships	$32,870	5.9
Acquired technology	20,420	6.3

	$53,290	6.1

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intangible asset amortization was $0.6 million for the three and nine months ended September 30, 2008 and is included in depreciation and amortization. Amortization expenses are estimated based on expected annual cash flows and amount to $2.3 million for the remainder of 2008 and $9.4 million, $11.9 million, $10.5 million, $8.9 million, and $5.1 million for each of the next five years.

The pro forma summary information provided below is for illustrative purposes only, and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company acquired Helio at the beginning of the periods presented. The following pro forma summary information assumes the Company acquired Helio at the beginning of each of the periods presented and includes the impact of certain adjustments such as amortization of intangible assets and changes in interest expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating revenue	$350,584	$371,188	$1,101,589	$1,101,634
Net loss	(12,671)	(98,225)	(101,817)	(213,831)
Basic and diluted loss per share	(0.24)	(3.77)	(1.92)	(8.22)

5.	Preferred Stock

On August 22, 2008, in connection with the Helio acquisition, the Company issued 50,000 shares of Preferred Stock, with 25,000 shares issued to the Virgin Group and 25,000 shares issued to SK Telecom. The Preferred Stock was issued at the stated value of $1,000 per share, with proceeds to the Company of approximately $50 million. The proceeds were used to repay a portion of the outstanding balance under the Senior Credit Agreement. The liquidation value of the Preferred Stock is $1,000 per share, which, if paid, will be drawn from those assets of the Company available to its stockholders. The Preferred Stock carries a cumulative 6% annual dividend payable semi-annually, which will be paid with additional shares of Preferred Stock at the stated value of $1,000 per share.

Subject to the approval by the stockholders of the Company, each share of the Preferred Stock will be mandatorily convertible into 117.64706 shares of the Company’s Class A common stock, at the earlier of (i) August 22, 2012 and (ii) such time as the market price of the Company’s Class A Common Stock exceeds $8.50 per share. Subject to approval by the stockholders of the Company, the Preferred Stock will also be convertible at the option of the holder on or after February 22, 2010, 18 months after the date of issuance. Should the Company fail to obtain stockholder approval of the conversion feature, the Preferred Stock will be mandatorily redeemed on August 22, 2012 at a cash redemption price equal to the stated value of $1,000 per share.

6.	Debt

Third Party Credit Agreement

On June 27, 2008, the Company entered into the Second Amendment to the Senior Credit Agreement. The amendment (i) required that the $50 million proceeds from the issuance of the Preferred Stock be used to pay down a portion of the outstanding loan balance, (ii) increased the interest rate applicable to outstanding balances by 100 basis points per year, and (iii) decreased the leverage ratio covenant for each quarter by 0.25 times (for the quarter ending December 31, 2008, the required leverage ratio decreases from 3.00:1.00 to 2.75:1.00). The obligations under the Senior Credit Agreement continue to be collateralized by a security interest in substantially all of the Company’s tangible and intangible assets.

The Senior Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants, including restrictions and limits on the Company’s ability to dispose of assets, incur additional indebtedness, issue guarantees, pay dividends, make capital distributions, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. The Company was in compliance with the covenants as of September 30, 2008.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company may be required, under certain circumstances, to make mandatory prepayments upon the receipt of cash proceeds from the issuance of debt, equity and asset sales, as well as the generation of excess cash flows, as defined in the Senior Credit Agreement. Under the terms of the Senior Credit Agreement, there are no penalties for either mandatory or voluntary prepayments. During the nine months ended September 30, 2008, the Company made principal payments of $72.9 million under the Senior Credit Agreement, including a $50.0 million mandatory repayment using the proceeds from the issuance of the Preferred Stock. The Senior Credit Agreement is payable in installments, with a balloon payment of $151.0 million due on December 14, 2010. As of September 30, 2008, the scheduled principal payments by year were as follows (in thousands):

Amended Credit Agreement Maturities
2008	$6,599
2009	26,395
2010	170,779

$203,773

The Senior Credit Agreement bears interest at a Eurodollar rate equal to three-month LIBOR plus an applicable margin of 5.50% or 5.95%, or an alternate base rate plus an applicable margin of 4.50% or 4.95%, in each case, depending on the Company’s leverage. As of September 30, 2008, the Company had $203.8 million outstanding under the Senior Credit Agreement, and the annualized interest rate applicable to the outstanding balance was 9.3%.

Related Party Subordinated Credit Agreement

Concurrent with the amendment to the Senior Credit Agreement, the Company entered into the Second Amendment to the Revolving Credit Facility. The Second Amendment to the Revolving Credit Facility increased the Virgin Group’s lending commitment from $75 million to $100 million and added SK Telecom as a new lender with a lending commitment of $35 million.

A 1% quarterly tolling charge is applied to the outstanding borrowings under the Revolving Credit Facility with the Virgin Group, but this charge is not applied to any borrowings from SK Telecom or any borrowings from the Virgin Group in excess of $75 million. In addition, the Company is required to pay a commitment fee to the Virgin Group currently equal to 1% per year on the average unused portion of the Revolving Credit Facility, but neither the $25 million increase in the Virgin Group’s lending commitment nor the unused portion of the Revolving Credit Facility with SK Telecom is subject to the commitment fee.

Amounts outstanding under the Revolving Credit Facility bear interest at three-month LIBOR plus an applicable margin of 4.50% or 4.95%, depending on the Company’s leverage, or 12% if the three-month LIBOR rate cannot be ascertained. On September 30, 2008, the Company had $55.0 million outstanding under the Revolving Credit Facility, and the weighted average interest rate applicable to the outstanding balances was 7.7%. In October 2008, the Company borrowed an additional $20.0 million under the Revolving Credit Facility, bringing the total amount outstanding under the Revolving Credit Facility to $75.0 million.

The Second Amendment to the Revolving Credit Facility contains customary representations and warranties and affirmative and negative covenants which are substantially similar to those contained in the Senior Credit Agreement. The Company was in compliance with the covenants as of September 30, 2008.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.	Stock-Based Compensation

Stock Options

The following table summarizes the Company’s stock option award activity during the nine months ended September 30, 2008:

	Shares under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2007	4,144,982	$14.07
Granted	31,892	8.71
Exercised	—	—
Forfeited	(546,201)	15.56
Expired	(109,047)	17.14

Outstanding at September 30, 2008	3,521,626	$13.69	3.60	$—

Vested or expected to vest at September 30, 2008	3,404,402	$13.63	4.38	$—

Exercisable at September 30, 2008	2,453,139	$12.88	3.06	$—

The weighted-average per share grant date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $5.29 and $6.58, respectively. The total fair value of stock options vested during the nine months ended September 30, 2008 and 2007 was $9.2 million and $5.1 million, respectively. As of September 30, 2008, there was a total of $5.3 million of unrecognized compensation expense, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock and Restricted Stock Units

The following table summarizes the Company’s restricted stock and restricted stock unit award activity during the nine months ended September 30, 2008:

	Nonvested
	Restricted Stock Units		Restricted Stock
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Exercise Price Per Unit
Outstanding at December 31, 2007	810,981	$14.84	495,075	$27.22
Granted	1,117,018	3.34	—	—
Vested	(203,613)	15.00	(38,294)	27.83
Forfeited	(158,126)	15.00	(24,329)	27.83

Outstanding at September 30, 2008	1,566,260	$8.26	432,452	$27.13

As of September 30, 2008, the total unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock units and restricted stock was $6.6 million and $6.3 million, respectively, which is expected to be recognized over a weighted-average period of 2.2 years and 1.7 years, respectively.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Performance-Based Restricted Stock Units

The following table summarizes the Company’s performance-based restricted stock unit award activity during the nine months ended September 30, 2008:

	Nonvested Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	—	$—
Granted	860,000	2.46

Outstanding at September 30, 2008	860,000	$2.46

As of September 30, 2008, the total unrecognized compensation expense, net of estimated forfeitures, for nonvested performance-based restricted stock units was $1.7 million, which is expected to be recognized over a weighted-average period of 2.5 years.

8.	Restructuring

Outsourcing Agreement

On July 3, 2008, the Company signed an outsourcing agreement with IBM (the “IBM Agreement”). Management of the Company believes that outsourcing much of its information technology needs to IBM will enhance its technological capabilities and help to improve its product portfolio for new and existing customers and, beginning in 2009, reduce the Company’s ongoing information technology costs. The IBM Agreement requires IBM to provide information technology services to the Company through May 15, 2013. The Company has the right, but not the obligation, to extend the IBM Agreement for one additional year, or to May 15, 2014, if certain conditions are met. The transition of the Company’s information technology, infrastructure and applications development to the IBM service environment is expected to be completed by March 31, 2009.

In connection with the outsourcing, 46 of the Company’s employees transferred to IBM on June 30, 2008, 85 employees were terminated during the three months ended September 30, 2008 and approximately 30 employees will be terminated during the three months ended December 31, 2008. In addition, the Company expects to close its facility in Walnut Creek, CA during the first quarter of 2009. The outsourcing is expected to result in restructuring charges for one-time termination benefits, including severance, completion bonuses, retention bonuses, and the associated benefits and payroll taxes, contract termination fees, fixed asset related charges for disposals, and accelerated depreciation and amortization for assets that IBM will not be using, and other charges during the second half of 2008 and the year ending December 31, 2009. Employees being terminated are required to remain with the Company through a specified transition period in order to be eligible to receive any one-time termination benefits. Estimated restructuring charges by year and in total are shown below (in thousands):

	2008	2009	2010	Total
Employee related	$7,380	$651	$57	$8,088
Fixed asset related	565	89	—	654
Contract terminations	—	1,956	—	1,956
Other	25	—	—	25

Total	$7,970	$2,696	$57	$10,723

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended September 30, 2008, the Company incurred the following restructuring charges (in thousands):

Employee related	$5,822
Fixed asset related	387
Other	7

Total	$6,216

During the three and nine months ended September 30, 2008, the Company paid $74 thousand of restructuring expenses, and the remaining liability of $6.0 million was included in Accrued expenses and other current liabilities.

Restructuring Related to the Acquisition of Helio

In connection with the acquisition of Helio, the Company recorded a reserve for the restructuring of the Helio business, which is included as part of Accrued expenses and other current liabilities. As part of the acquisition, $9.5 million was recorded for closure of sales offices, kiosks, and stores and one-time benefits for certain employees of Helio who were terminated. During the three months ended September 30, 2008, the Company incurred $295 thousand related to one-time employee termination benefits for those employees assisting in the integration of Helio into the Company’s business. The estimated charges for the remainder of 2008 are approximately $0.6 million and $0.3 million for the year ended December 31, 2009.

The following table summarizes the changes to the restructuring reserve for the periods presented (in thousands):

	Employee related	Store and office closures	Total
Balance at August 22, 2008	$4,352	$5,277	$9,629
Expense recorded	295	—	295
Cash payments	(1,432)	(525)	(1,957)

Balance at September 30, 2008	$3,215	$4,752	$7,967

9.	Related Party Transactions

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

On May 12, 2008, the Company and Sprint Nextel entered into the Third Amendment to the PCS Services Agreement to provide that the Company would pay Sprint Nextel at least $298 million for wireless network services, including voice, messaging and data traffic, according to a monthly payment schedule during the year ending December 31, 2008, and will receive off-peak rates for a two-hour period each weekday until (pursuant to the Fifth Amendment to the PCS Services Agreement, as described below) the closing of the acquisition of Helio. If the amounts due based on actual usage exceed the spending commitment, the Company will pay the total annual amount for such actual usage owed to Sprint Nextel. This amendment was contingent upon the Company obtaining approval from the Virgin Group to increase the lending commitment under the Revolving Credit Facility from $75 million to $100 million by June 30, 2008.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 27, 2008, in connection with the agreement to acquire Helio, the Company and Sprint Nextel entered into the Fourth and Fifth Amendments to the PCS Services Agreement. The Fourth Amendment to the PCS Services Agreement eliminated the requirement for the Company to secure an increase in the Virgin Group’s lending commitment under the Revolving Credit Facility from $75 million to $100 million, which had been a requirement to the continued effectiveness of the Third Amendment to the PCS Services Agreement. The Fifth Amendment to the PCS Services Agreement, which became effective upon the closing of the acquisition of Helio and superseded the Third Amendment to the PCS Services Agreement, eliminated the annual true-up process and related payment obligations, and the Company will pay Sprint Nextel a minimum of $320 million, $370 million and $420 million during the years ending December 31, 2008, 2009 and 2010, respectively, for wireless network services, including voice, messaging and data traffic. Under the Fifth Amendment there will be no minimum annual commitment for 2011 and beyond and the pricing will be based on the pricing schedule for 2010. The monthly rates for such services for the year ending December 31, 2009 and beyond will be determined by calculating the actual revenue to Sprint Nextel for all monthly bill cycles which commenced during the four immediately preceding calendar quarters, with the sum of the revenue for those quarters used to determine the rates for monthly bill cycles in the subsequent calendar quarter. Additionally, effective July 1, 2008, Sprint Nextel will provide the Company with a $2.50 network usage credit for each gross addition through December 31, 2009, up to a maximum of $10 million. The Company is eligible to receive this credit provided that no undisputed amounts invoiced to the Company under the PCS Services Agreement are past due. During the three and nine months ended September 30, 2008, the Company recorded a credit of $2.2 million in Cost of service for this network usage credit. There were no network usage credits recorded during the three and nine months ended September 30, 2007.

In May 2008, the Company and Sprint Nextel amended the Master Services Agreement for wireline communication services for business operations. Under the terms of the amended Master Services Agreement, the Company will pay Sprint Nextel a minimum of $1.8 million per year for 2009 and 2010 and $0.9 million in 2011.

The table below provides selected financial information related to the Company’s transactions with Sprint Nextel (in thousands):

	September 30, 2008	December 31, 2007
Due from related parties	$27	$94
Due to related parties	76,496	51,530

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net equipment revenue	$115	$77	$286	$123
Cost of service	77,084	78,132	210,977	227,456
Selling, general and administrative	3,746	5,881	10,829	20,746
Interest expense	904	1,251	2,492	3,358
Other expense (income)	(81)	—	3,444	—

Tax Receivable Agreement

In connection with the IPO and the Reorganization, in October 2007 Sprint Nextel sold a portion of its interest in Virgin Mobile USA, LLC to the Company for $136.0 million of the net proceeds from the Company’s IPO. In addition, from time to time, Sprint Nextel may exchange its partnership units in Virgin Mobile USA, L.P. for shares of the Company’s Class A common stock. Virgin Mobile USA, L.P. intends to make an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of partnership units for shares occurs. The initial sale and future exchanges by Sprint Nextel are expected to result in increases in the tax basis of the assets owned by Virgin Mobile USA, L.P. at the time of each

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

exchange of partnership units. These anticipated increases in the tax basis will be allocated to the Company and may reduce the amount of tax that would otherwise be required to be paid in the future. The Company entered into a Tax Receivable Agreement with Sprint Nextel that provides for the payment to Sprint Nextel the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis. For the three and nine months ended September 30, 2008, the Company recorded a benefit of $81 thousand and an expense of $3.4 million, respectively, in Other expense (income) for the estimated payments to Sprint Nextel under this Tax Receivable Agreement. The benefit recorded during the three months ended September 30, 2008, is the result of a change in the Company’s projected annual payment under this Tax Receivable Agreement. There was no expense under this Tax Receivable Agreement during the three and nine months ended September 30, 2007. The actual amount of the payment will be determined when the Company files its 2008 federal and state income tax returns.

The Virgin Group

The table below provides selected financial information related to the Company’s transactions with the Virgin Group (in thousands):

	September 30, 2008	December 31, 2007
Due from related parties	$193	$227
Due to related parties	10,231	4,956
Related party debt	40,741	45,000

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net equipment revenue	$74	$115	$286	$261
Selling, general and administrative	868	960	2,638	2,767
Interest expense	1,263	1,184	4,019	3,256
Other expense (income)	(1,655)	—	2,936	—

Tax Receivable Agreement

In connection with the IPO and the Reorganization, the Virgin Group contributed to the Company its interest in Bluebottle USA Investments L.P, which resulted in the Company receiving approximately $304.9 million of net operating loss carryforwards. If utilized, the net operating loss carryforwards will reduce the amount of tax that the Company would otherwise be required to pay in the future. The Company entered into a Tax Receivable Agreement with the Virgin Group that provides for the payment to the Virgin Group the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized as a result of the utilization of these net operating loss carryforwards. The Tax Receivable Agreement payment considers the impact of Section 382 of the Internal Revenue Code which imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carryforwards to reduce its tax liability. For the three and nine months ended September 30, 2008, the Company recorded a benefit of $1.7 million and an expense of $2.9 million, respectively, in Other expense (income) for the estimated payments to the Virgin Group under this Tax Receivable Agreement. The benefit recorded during the three months ended September 30, 2008, is the result of a change in the Company’s projected annual payment under this Tax Receivable Agreement. There was no expense under this Tax Receivable Agreement for the three and nine months ended September 30, 2007. The actual amount of the payment will be determined when the Company files its 2008 federal and state income tax returns.

SK Telecom

With the Company’s acquisition of Helio on August 22, 2008, and the completion of the related transactions, SK Telecom became a related party. Helio had certain outstanding agreements with affiliates of SK Telecom, which were transferred to the Company.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company is party to a sales agreement with SK Telecom that authorizes SK Telecom to serve as an agent for the purposes of selling wireless devices in Korea (the “Sales Agreement”). Under the Sales Agreement, SK Telecom earns a commission ranging from $50 to $125 for each device sold. Either party can terminate the Sales Agreement with 30 days notice. Fees earned by SK Telecom under the Sales Agreement were $163 thousand for the three and nine months ended September 30, 2008.

The Company is party to an agreement with SK Telecom whereby SK Telecom agrees to provide international telecommunications services. Costs incurred under this agreement were $248 thousand for the three and nine months ended September 30, 2008.

The Company is party to a content license agreement with SK Telecom that provides for a license from SK Telecom to Helio of certain content. Either party can terminate the content license agreement with 30 days notice. Expenses incurred under this agreement were $44 thousand for the three and nine months ended September 30, 2008.

The Company is party to a technical support agreement with SK Telecom whereby SK Telecom agrees to provide technical and system operational support on the postpaid billing platform through December 2008. Costs incurred under this agreement were $283 thousand for the three and nine months ended September 30, 2008.

The table below provides selected financial information related to the Company’s transactions with the SK Telcom (in thousands):

	September 30, 2008	December 31, 2007
Due to related parties	$1,433	$—
Related party debt	14,259	—

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Selling, general and administrative	$446	$—	$446	$—
Cost of service	292	—	292	—
Interest expense	113	—	113	—

10.	Income Tax

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

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory rates and tax planning opportunities and includes the effects, if any, of uncertain tax positions accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The estimated annual effective tax rate for 2008 is 0.06%. This effective rate is the result of certain state tax jurisdictions not allowing utilization of net operating loss carryforwards and does not consider certain jurisdictions which subject the Company to tax based on gross receipts.

Significant or unusual items are separately recognized in the quarter in which they occur. The Company has recorded a federal and state tax expense for the three and nine months ended September 30, 2008 of $421 thousand and $1.3 million, respectively. Prior to the Reorganization, all federal, state and local taxes were the responsibility of the owners of Virgin Mobile USA, LLC.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has entered into Tax Receivable Agreements with both Sprint Nextel and the Virgin Group which would require payments to these parties for certain tax benefits inuring to the Company. The Company expects to make payments under these agreements for the year ending December 31, 2008 (see Note 9).

11.	Earnings (Loss) Per Share

The following table shows information used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) available to common stockholders	$3,734	$(7,381)	$12,029	$18,931
Adjustment to minority interest for assumed conversion of Sprint Nextel ownership in Virgin Mobile USA, L.P. into common stock	824	—	—	—

Net income (loss) available to common stockholders - diluted	$4,558	$(7,381)	$12,029	$18,931

Denominator:
Weighted average shares outstanding – basic	52,987	25,828	52,844	25,810
Stock based compensation plans	—	—	99	1,830
Sprint Nextel ownership in Virgin Mobile USA, L.P. convertible into common stock	12,059	—	—	23,012

Weighted average shares outstanding – diluted	65,046	25,828	52,943	50,652

The following weighted average shares were excluded from the diluted earnings per share calculation as their effect would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock based compensation plans	5,791	3,935	5,126	1,016
Sprint Nextel ownership in Virgin Mobile USA, L.P. convertible into common stock	—	23,012	12,059	—
SK Telecom ownership in Virgin Mobile USA, L.P. convertible into common stock	4,782	—	1,606	—
EarthLink ownership in Virgin Mobile USA, L.P. convertible into common stock	786	—	264	—
Convertible Preferred Stock	2,558	—	859	—

Total excluded	13,917	26,947	19,914	1,016

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.	Commitments and Contingencies

Commitments

During the nine months ended September 30, 2008, the Company entered into three non-cancellable purchase obligations with two handset vendors totaling $237.0 million. As of September 30, 2008, the remaining purchase obligations under existing contracts with handset vendors were $133.5 million, of which $32.8 million is required to be fulfilled before the end of 2009 and $100.7 million is required to be fulfilled before the end of 2010.

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

Intellectual Property Litigation

Antor Media Corp. v. Nokia, Inc., et al. On May 16, 2005, the Company was named as one of twelve defendants sued in the United States District Court for the Eastern District of Texas for alleged infringement of U.S. Patent No. 5,734,961, which pertains to a system for transmitting information from a central server to a customer over a network. The plaintiff seeks monetary damages of an amount equal to no less than a reasonable royalty, enhanced damages, attorney fees and a permanent injunction. Nine defendants have since settled. The Company filed an answer denying infringement and all other claims and has asserted patent invalidity and inequitable conduct as defenses. The Company has filed counterclaims seeking declaratory judgments of patent invalidity, unenforceability, and non-infringement. The Court stayed the action pending an ongoing reexamination of the relevant patent in the United States Patent and Trademark Office. On August 19, 2008, the Patent and Trademark Office finally rejected all claims in regard to the patent at issue. Antor Media Corp. is seeking to amend the patent claims.

Visual Interactive Phone Concepts, Inc. v. Virgin Mobile USA, LLC. The Company defended itself in a patent infringement action brought in May 2005 by Visual Interactive Phone Concepts, Inc. (“VIPC”) in the United States District Court for the District of New Jersey. The plaintiff asserted that the Company infringed two patents involving the transmission of information among “videophones,” a central data center/mailbox facility, and vendors. The plaintiff requested monetary damages of an amount equal to no less than a reasonable royalty, trebled for willful infringement, attorney fees and a permanent injunction. The Company filed an answer denying infringement and all other claims and asserted patent invalidity and inequitable conduct as defenses. Additionally, the Company filed counterclaims seeking declaratory judgments of patent invalidity, unenforceability and non-infringement. On February 22, 2008, following the completion of related state court litigation between VIPC and a third-party, the Company filed a motion for summary judgment regarding all claims based on judicial estoppel and VIPC’s lack of standing to sue for infringement of the patents. On September 8, 2008, the Court granted summary judgment in favor of the Company. The time to appeal the judgment has expired. Absent unforeseen developments, the Company considers this matter closed.

Barry W. Thomas v. Alltel Communications, Inc. et al. In December 2005, Barry W. Thomas sued the Company and five other defendants in the United States District Court for the Western District of North Carolina. The plaintiff alleged that the Company infringed upon U.S. Patent No. 4,777,354, which relates to a system for controlling the provision of services—including telephone services—to a customer where a central computer controls the activation/deactivation of services based on account information read from a magnetic strip-type card. The plaintiff has agreed to dismiss the lawsuit against the Company voluntarily and with prejudice, and the dismissal was filed on June 26, 2008. Absent unforeseen developments, the Company considers this matter closed.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Minerva Indus., Inc. v. Motorola, Inc. et al. On June 6, 2007, Minerva Indus., Inc. (“Minerva”) filed this action against Virgin Mobile USA, LLC, Helio LLC and 41 other defendants in the United States District Court for the Eastern District of Texas for alleged infringement of U.S. Patent No. 6,681,120, which relates to a mobile entertainment and communication device. The plaintiff seeks monetary damages of an amount equal to no less than a reasonable royalty, trebled for willful infringement, attorney fees and a permanent injunction. The defendants entered into a joint defense agreement and filed a joint answer to Minerva’s complaint on January 7, 2008. A new patent was issued to Minerva on the same day. Minerva filed a new action alleging infringement of the new patent. The defendants have answered the new complaint. A claim construction hearing has been scheduled for January 6, 2010, with a trial scheduled to begin on June 7, 2010.

Electronic Data Systems Corp. v. Online Wireless, Inc. et al. On February 4, 2008, Electronic Data Systems (“EDS”) filed suit against the Company and five other providers of prepaid wireless services. The lawsuit alleges that the defendants have infringed on two EDS patents, each of which sets forth a system and method that allows a consumer to use a personal computer or ATM machine to purchase prepaid telephone services electronically using funds debited from a designated financial account. EDS seeks an injunction, damages, and costs. The defendants have entered into a joint defense agreement. The Company is investigating the allegations made by EDS and will vigorously defend the lawsuit. The Company is seeking indemnification from several sources.

Intellect Wireless, Inc. v. T-Mobile USA, Inc., et al. On February 28, 2008, Intellect Wireless, Inc. filed a complaint against the Company, Helio, Inc. and two other defendants in the United States District Court for the Northern District of Illinois for alleged infringement, contributory infringement, or induced infringement of United States Patent Nos. 7,257,210, 7,305,076, and 7,266,186. The plaintiff alleges that the Company directly or indirectly infringed the patents by offering wireless plans, packages, and services that include Caller ID, picture messaging, and multimedia messaging services, which it asserts are covered under the subject patents. The plaintiff requests damages equal to no less than a reasonable royalty, attorneys’ fees, and a permanent injunction. The Company has entered into a joint defense agreement with the other defendants in the matter and is seeking indemnification from several sources. Preliminary discovery is underway.

MetroPCS Wireless, Inc. v. Virgin Mobile USA, L.P. On September 19, 2008 MetroPCS Wireless, Inc. (“MetroPCS”) filed a declaratory judgment action in the United States District Court for the Northern District of Texas relating to a program pursuant to which MetroPCS reprograms, or “reflashes,” non-MetroPCS handsets for use on the MetroPCS wireless network. In a letter dated July 2, 2008 and subsequent correspondence, the Company demanded that MetroPCS cease and desist from reflashing Virgin Mobile handsets. The complaint seeks a judgment declaring, should MetroPCS reflash a Virgin Mobile handset: (1) that the Company has no valid Lanham Act trademark infringement claim; (2) that the Company has no trademark dilution claim; (3) that an exemption to the Digital Millennium Copyright Act preempts contractual terms between the Company and its customers that prohibit handset reflashing; and (4) that MetroPCS has not tortiously interfered with the Company’s contractual relations or prospective business relations. The Company will vigorously litigate this action. On October 30, 2008, the Partnership filed an answer and counterclaims against MetroPCS.

Trade Secret Litigation

BrandPort, Inc. v. Virgin Mobile USA, LLC. In June 2006, BrandPort, Inc. (“BrandPort”) sued the Company in the Chancery Division of New Jersey Superior Court, Somerset County. BrandPort alleged that, in developing the Company’s “Sugar Mama” program, the Company misappropriated trade secrets and confidential information and breached a nondisclosure agreement. BrandPort seeks compensatory damages for the Company’s alleged use of its trade secrets and confidential information. BrandPort lost motions for both a temporary restraining order and a preliminary injunction in 2006. Following discovery, the Company filed a motion for summary judgment, which was granted in its entirety on July 14, 2008, dismissing all of Brandport’s claims. BrandPort has appealed the decision.

Class Action Litigation

Belloni et al v. Verizon Communications et al. The Company is one of twelve telecommunications carriers named as defendants in a class action lawsuit brought on behalf of a purported class of long distance telephone customers. The amended class action complaint filed in October 2006 in the United States District Court for the Southern District of New York alleges that the defendants unlawfully collected and remitted money to the Internal Revenue Service in the guise of an excise tax that the plaintiffs assert was inapplicable to the services provided. On January 16, 2007, the Judicial Panel on Multidistrict Litigation conditionally transferred the action to the United States District Court for the District of Columbia for

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

coordinated or consolidated pretrial proceedings with related actions. Plaintiffs seek compensatory, statutory and punitive damages in an amount not specified. Plaintiffs generally claim that defendants are liable for the full amount collected from customers and remitted to the government, and damages flowing from the alleged failure to file with the FCC and communicate to the public the non-applicability of the Communications Excise Tax. Plaintiffs also seek attorneys’ fees and costs. Subject to consolidation, this action has been stayed.

Ballas v. Virgin Mobile USA, LLC, Virgin Mobile USA, Inc. and Virgin Media, Inc. The Company has been named as a defendant in a putative class action lawsuit commenced on May 21, 2007 in the Supreme Court of the State of New York, Nassau County, brought on behalf of a purported class of individuals who purchased Virgin Mobile-brand handsets within the State of New York. The complaint names three defendants, the Company, Virgin Mobile USA, LLC, and Virgin Media, Inc. (which was subsequently dismissed voluntarily from the lawsuit). The complaint alleges that defendants failed to disclose, on both their websites and on the retail packaging of Virgin Mobile-brand handsets, the replenishment or “Top-Up” requirements (the periodic minimum payments required to keep an account active) and the consequences of failing to adhere to them, and further alleges that the retail packaging implies that no such requirements exist. The plaintiff asserts two causes of action, one for breach of contract and one for deceptive acts and practices and misleading advertising under New York General Business Law §§ 349 and 350. The Court granted the Company’s motion to dismiss for failure to state a cause of action. On July 7, 2008, the plaintiff initiated an appeal. Following briefing, the appellate court is expected to schedule a hearing on the appeal. Briefing is complete, and the parties are awaiting an oral argument date.

Nevels v. AT&T Mobility LLC et al. The Company is one of seven defendants named in a class action lawsuit filed on May 14, 2008 in the United States District Court for the Southern District of Mississippi. Plaintiffs seek compensatory damages, restitution, attorneys’ fees, and other costs under the Communications Act of 1934 based on their allegations that the defendants improperly (1) prohibit customers from disabling text messaging services and (2) charge customers for receipt of unsolicited text messages. On August 29, 2008, the Company filed a motion to dismiss the complaint. Plaintiffs failed to respond to the motion, and on September 25, 2008, the Company submitted a Proposed Order to the Court dismissing the complaint.

Lockyear v. Virgin Mobile USA, Inc. and Virgin Mobile USA, L.P. On July 10, 2008, two plaintiffs initiated a purported class action lawsuit against the Company in California state court alleging (1) breach of contract, (2) violations of the California Consumer Legal Remedies Act, (3) violation of California’s Unfair Competition Law, (4) unauthorized telephone charges in violation of California’s Public Utilities Code, (5) violation of California’s Computer Crime Law, (6) unjust enrichment, and (7) trespass to chattels. The allegations relate to allegedly improper billing by the Company for allegedly unwanted services provided by third party content providers. Plaintiffs seek compensatory and punitive damages, attorneys’ fees, costs, and injunctive and declaratory relief. A response to the complaint is due on December 16, 2008. The Company is investigating the allegations and seeking indemnification from several sources. The Company will defend itself vigorously against the lawsuit.

Conrad v. Virgin Mobile USA, Inc. and Flycell, Inc. On July 29, 2008, a plaintiff initiated a purported class action lawsuit against the Company and another defendant in Illinois state court, alleging breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The allegations, which are nearly identical to those raised in the Lockyear matter filed in California state court, allege improper billing for unwanted services provided by third party content providers. Plaintiff seeks actual, consequential, and compensatory damages, as well as injunctive, statutory and/or declaratory relief. A response to the complaint is due on December 16, 2008. The Company is investigating the allegations and seeking indemnification from several sources. The Company will defend itself vigorously against the lawsuit.

Botts v. Virgin Mobile USA, Inc. and Virgin Mobile USA, L.P. On July 22, 2008, a plaintiff initiated a purported class action lawsuit against the Company in Florida State Court alleging breach of contract. The allegations, which are nearly identical to those raised in the Lockyear matter filed in California state court, relate to allegedly improper billing for allegedly unwanted services provided by third party content providers. Plaintiff seeks actual, consequential, and compensatory damages, as well as injunctive statutory and/or declaratory relief. A response to the complaint is due on December 16, 2008. The Company is investigating the allegations and seeking indemnification from several sources. The Company will defend itself vigorously against the lawsuit.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Shivers v. Virgin Mobile USA, Inc., M-Qube, Inc. and Flycell, Inc. On August 29, 2008, a plaintiff initiated a purported class action lawsuit again the Company and other defendants in California state court alleging (1) breach of contract, (2) violations of the California Consumer Legal Remedies Act, (3) violation of California’s Unfair Competition Law, (4) violation of California’s Public Utility Code, (5) unjust enrichment, and (6) tortious interference with a contract. The allegations, which are nearly identical to those raised in the Lockyear matter also pending in California state court, allege improper billing for alleged unwanted services provided by third-party content providers. Plaintiffs seek actual, consequential and compensatory damages, as well as injunctive, statutory and/or declaratory relief. A response to the complaint is due on December 16, 2008. The Company is investigating the allegations and seeking indemnification from several sources. The Company will defend itself vigorously against the lawsuit.

Securities Litigation

Plaintiffs filed two class-action federal lawsuits, one in the District of New Jersey and the other in the Southern District of New York, against the Company, certain of the Company’s officers and directors, and other defendants. The suits alleged that the prospectus and registration statement filed pursuant to the Company’s IPO contained materially false and misleading statements in violation of the Securities Act of 1933, and additionally alleged that at the time of the IPO the Company was aware, but did not disclose, that results for the third quarter of 2007 indicated widening losses and slowing customer growth trends. On January 7, 2008, the Company filed a motion to consolidate all cases in the United States District Court for the Southern District of New York for pre-trial purposes. On April 7, 2008, the United States Judicial Panel on Multidistrict Litigation granted the motion and consolidated the cases in the District of New Jersey. On March 17, 2008, the district court judge in the New Jersey matter appointed the New Jersey plaintiffs as lead plaintiffs for the litigation. Plaintiffs filed a consolidated amended complaint on May 16, 2008. On July 15, 2008, the Company filed a motion to dismiss the amended complaint. Plaintiffs filed an opposition brief on October 6, 2008 and the Company filed a reply brief on November 5, 2008. An oral argument date has not yet been set.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2008 and 2007 and the notes thereto included elsewhere herein and with our annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission in March 2008. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties, including those discussed in Item 1A, “Risk Factors,” in Part II.

Unless we state otherwise or the context otherwise requires the terms (1) “we”, “us” and “our” refer to Virgin Mobile USA, Inc., and its consolidated subsidiaries; (2) “Sprint Nextel” refers to Sprint Nextel Corporation, a Kansas corporation, and its affiliated entities; (3) the “Virgin Group” refers to Virgin Group Holdings Limited, a British Virgin Islands company and its affiliated entities; and (4) “SK Telecom” refers to SK Telecom USA Holdings, Inc. and its affiliated entities.

Introduction

We are a Delaware corporation formed in April 2007 as a holding company for the purpose of facilitating an initial public offering, or IPO, of Class A common stock, which was completed on October 16, 2007. Prior to the completion of the IPO, Virgin Mobile USA, Inc. and its subsidiaries completed reorganization transactions, or the Reorganization, pursuant to which Virgin Mobile USA, LLC, the principal operating entity for our business, converted into a Delaware limited partnership, changed its name to Virgin Mobile USA, L.P., and became a majority-owned subsidiary of Virgin Mobile USA, Inc., the holding company for the public’s common equity interests in our business.

We have accounted for the Reorganization for periods prior to the completion of the IPO using a carryover basis, similar to a pooling-of-interest, because the reorganization transactions were premised on a non-substantive exchange in order to facilitate the IPO resulting in the retention of historical based accounting. This is consistent with Financial Accounting Standards Board Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations, including Costs of Closing Duplicate Facilities of an Acquirer; Stock Transactions between Companies under Common Control; Down-Stream Mergers, Identical Common Shares for a Pooling of Interests; and Pooling of Interests by Mutual and Cooperative Enterprises. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes and, therefore, the condensed consolidated financial statements for the three and nine months ended September 30, 2007 are presented on the same basis as those for the three and nine months ended September 30, 2008. We began recording minority interest associated with Sprint Nextel’s ownership in Virgin Mobile USA, L.P. during the three months ended June 30, 2008 because we had cumulative earnings since the date of the reorganization. We present minority interest in a manner consistent with Emerging Issues Task Force Issue No. 94-2, Treatment of Minority Interests in Certain Real Estate Investment Trusts.

Company Overview

We are a leading national provider of wireless communications services, offering prepaid, or pay-as-you-go, and, following the acquisition of Helio LLC, postpaid services targeted at the youth market. Our customers are attracted to our products and services because of our flexible terms, easy to understand and value-oriented pricing structures, stylish handsets offered at affordable prices and relevant mobile data and entertainment content. Our prepaid product and service offerings have no annual contract or credit check and we attract a wide range of customers. Approximately half of our current customers are ages 35 and over. Our voice and data plans allow our customers to talk, use text messaging, picture messaging and email on a per usage basis or according to the terms of our monthly plans. Following the acquisition of Helio LLC, or Helio, on August 22, 2008, we began to offer additional voice and data plans, some with two-year contracts, for both individual and family plans.

We were founded as a joint venture between Sprint Nextel and the Virgin Group and launched our service nationally in July 2002. As of September 30, 2008, we served 5.2 million customers, an increase of 5.9% over the 4.9 million customers served at September 30, 2007 and an increase of 1.5% compared to the 5.1 million customers served at December 31, 2007. On August 22, 2008 we acquired Helio, a provider of postpaid wireless products and services, with a customer base of approximately 170 thousand. The acquisition of Helio allowed us to offer high-value postpaid services and to acquire a unique and differentiated set of data applications that we expect to offer across our customer base. In addition, in connection with the acquisition of Helio, we: (i) revised the terms of the our PCS Services Agreement with Sprint Nextel, which we currently expect will reduce our effective network cost per minute in 2009; (ii) received additional investments of $25 million from each of Virgin Group and SK Telecom, in exchange for our issuance of Series A convertible Preferred Stock, or the Preferred Stock; (iii) increased the borrowing availability under our subordinated secured revolving credit facility, or Revolving Credit Facility, from $75 million to $135 million, through additional commitments of $25 million by Virgin Group and $35 million by SK Telecom; and (iv) added SK Telecom as a strategic stockholder entitled to two seats on the Company’s Board of Directors.

We market our products and services under the “Virgin Mobile” and the “Helio” brands using the nationwide Sprint PCS network. We control our customers’ experience and all customer “touch points,” including brand image, web site, retail merchandising, service and product pricing, mobile content options, marketing, distribution and customer care, but as a mobile virtual network operator, or MVNO, we do not own or operate a physical network, which frees us from related capital expenditures. This allows us to focus our resources and compete effectively against the major national wireless providers in our target market. We focus primarily on wireless consumers who use 200 to 1,200 minutes per month, which we estimate encompasses 80% of all wireless consumers. Our cost of service for wireless network services is based on fixed rates set forth in the Fifth Amendment to our PCS Services Agreement with Sprint Nextel, described below. We expect this to reduce volatility in our network costs and secure decreasing per-user costs for the duration of the PCS Services Agreement.

On June 27, 2008, we entered into the Fifth Amendment to the PCS Services Agreement, which became effective with the closing of the Helio acquisition and provides that we will pay Sprint Nextel at least $320 million, $370 million and $420 million, during the years ending December 31, 2008, 2009 and 2010, respectively, for wireless network services, including voice, messaging and data traffic. Additionally, the Fifth Amendment provides that as of July 1, 2008, Sprint Nextel will pay us a $2.50 network usage credit for each gross additional customer through December 31, 2009, up to a maximum of $10 million.

Prior to July 2008, every three years each of Sprint Nextel’s third-party PCS affiliates had the right to discontinue the activation of service for our new customers in their respective regions, but two of the remaining three affiliates have now agreed to provide services to Virgin Mobile through the expiration of our PCS Services Agreement with Sprint Nextel (unless their relationship with Sprint Nextel terminates before that time). During the nine months ended September 30, 2008, 5.3% of our customers accessed our services through Sprint Nextel’s third-party PCS affiliates, and we generated approximately $35 million in revenues from such customers.

We operate in the highly competitive and regulated wireless communications industry. The primary bases of competition in our industry are the prices, types and quality of products and services offered. As the wireless communications industry continues to grow and consolidate, we continually reassess our business strategies and their impact on our operations. Our strategies have included pricing our handsets competitively to grow and maintain our customer base. We expect these strategies to continue in the future. As a result, handset subsidies may increase and could result in lower results of operations and cash flows. In addition, lower handset prices may increase the number of subsidized replacement handsets sold to existing customers at a loss as customers replace their existing handsets, resulting in additional cost to our business which would have an adverse impact on our results of operations and cash flows.

The lower handset prices may also make our services more accessible to new lower-value customers with less disposable income available to spend on our services. In addition, as handset prices decline and handsets become more disposable, customers without long-term contracts may change their wireless providers more frequently, thereby increasing our customer turnover, or churn, and resulting in additional acquisition costs to replace those customers. Depending on how quickly a customer churns, we may not be able to recoup our initial investment expended in acquiring the customer. A shift to lower value or less stable customers could have an adverse impact on our financial position, results of operations and cash flows. Reduced revenues as a result of such a shift would also reduce our working capital for planned retail distribution improvements, otherwise hinder our ability to improve our stock performance and might necessitate cost saving measures.

We continually monitor the impact of handset prices on the profile of our new customers, the behavior of our existing customers and our financial performance. We will make adjustments to our pricing strategy accordingly, including potentially raising prices.

We primarily rely on four third-party retail distribution channels for product placement within their stores to promote the sale of our handsets to grow our customer base. Our relationships with these distribution partners are strong and we expect the relationships to continue. However, there is no assurance that our distribution partners will continue to distribute our products. The loss of any of these four retail distribution partners could result in lower gross additions, account replenishments, or “Top-Ups”, and increased churn and therefore lower results of operations and cash flows. In the first half of 2008, we entered into three agreements to expand our retail presence. We entered new agreements with American Wireless and Sears and expanded our relationship with Wal-Mart. Collectively, these arrangements are expected to expand our retail footprint by more than 2,000 doors by year end 2008.

The Federal Communications Commission, or FCC, and state Public Utilities Commissions, or state PUCs, regulate the provision of communication services. Future changes in regulations and compliance could impose significant additional costs on us either in the form of direct out-of-pocket costs or additional compliance obligations. We could be forced to increase our rates to cover these costs, making our service pricing less attractive to customers.

We earn revenues primarily from the sale of wireless voice and mobile data services, along with the sale of handsets through third party retail locations, our website or call center. Our services are available through a variety of different pricing plans, including flat rate and monthly plans that offer the benefits of long-term contract-based wireless plans with the flexibility of pay-as-you-go services. Following the acquisition of Helio on August 22, 2008, we began to offer additional voice and data plans, some with two-year contracts, for both individual and family plans. During the first half of 2008, we rolled out new pricing plans, all of which were fully deployed by June 30, 2008. These plans were designed to simplify the competitiveness and value of our offers to our customers. These new plans provide our customers the ability to purchase, in a variety of ways and on a flexible basis, packages of minutes, or minute packs, in denominations ranging from $20 to $50. They also include, subject to certain restrictions, a roll-forward feature for previously purchased minutes. On July 1, 2008, we further revised our calling plans by unveiling our “Totally Unlimited” nationwide calling plan for $79.99 per month, with no roaming or long-distance charges. We believe that the flexibility and competitive price points on these plans will help us retain customers and stimulate growth. We expect these new monthly plans to contribute an increasing portion of our revenue going forward.

We continue to assess the various competitive offers and pricing actions in the marketplace and will continue to monitor the offers and pricing actions our competitors take to assure that our offers remain competitive.

From time to time, we evaluate strategic opportunities, including mergers and acquisitions, partnerships and co-marketing opportunities, to improve our products and services, accelerate growth and increase stockholder value. Prior to our acquisition of Helio, we had grown our business organically, but, subject to existing and future contractual obligations, we may continue to consider mergers, acquisitions and strategic investments from time to time that enable us to achieve greater scale, cost or technology advantages.

The United States economy and capital markets are currently undergoing a period of unprecedented volatility which may lead to a recession. Our management expects that if the economic environment continues to be unfavorable in comparison to the prior years in which we have operated and negatively affects consumer spending, our handset and data sales, usage rates and results of operations will be adversely affected. In such circumstances, we and our competitors might be compelled to offer our products and services at promotional prices, which may have a negative impact on operating income. Reduced revenues as a result of decreased consumer spending would also reduce our working capital for planned retail distribution improvements, otherwise hinder our ability to improve our stock performance and might necessitate cost saving measures.

Acquisition of Helio LLC

On August 22, 2008, we acquired Helio, a provider of wireless products and services, at which time Helio became a wholly owned subsidiary of Virgin Mobile USA, L.P. The acquisition of Helio is expected to facilitate our entry into postpaid offerings and allow us to take advantage of Helio’s proprietary technology.

Under the terms of the agreement to acquire Helio, we acquired Helio from SK Telecom, EarthLink, Inc., or EarthLink, and Helio, Inc. in exchange for 12,806,632 limited partnership units in Virgin Mobile USA, L.P. and 193,368 shares our Class A common stock, together equivalent to 13 million shares of our Class A common stock. Each of the newly issued Virgin Mobile USA, L.P. partnership units is convertible into shares of our Class A common stock on a one-for-one basis. The purchase price, based on the average closing price of our Class A common stock two trading days before and ending two trading days after the date of the announcement, is $41.3 million, including $3.7 million direct costs of the acquisition. The issuance of ownership units by Virgin Mobile USA, L.P. reduced our ownership interest in the accumulated deficit of Virgin Mobile USA, L.P. from 81.6% before the issuance of ownership units to 68.3% after the issuance. We recorded a $37.1 million gain on the issuance of the common units by Virgin Mobile USA, L.P. and reflected it in additional paid-in-capital in accordance with Staff Accounting Bulletin No. 51, Accounting for Sales of Stock of a Subsidiary.

Subject to approval by our stockholders, each of SK Telecom and EarthLink will be issued one share of Class B common stock. Each of these shares will entitle its recipient to a number of votes on all matters submitted to a vote of stockholders that is equal to the total number of shares of Class A common stock for which the partnership units that its owner holds in Virgin Mobile USA, L.P. are exchangeable.

In connection with the acquisition of Helio, we recorded a restructuring reserve for the closure of Helio’s sales offices, kiosks, and stores, along with one-time benefits for certain employees of Helio who were terminated. For the three months ended September 30, 2008, we recorded expenses of $295 thousand, included in restructuring expenses, for one-time employee termination benefits for those employees who will assist with the integration of Helio into our business. We anticipate the remainder of the charges will be approximately $0.6 million for the three months ended December 31, 2008 and approximately $0.3 million in 2009. We anticipate the cash payments related to the Helio restructuring activities will be approximately $5.8 million in 2008 and approximately $2.5 million in 2009.

On August 22, 2008, in connection with the acquisition of Helio, we issued 50,000 shares of Preferred Stock with 25,000 shares issued to the Virgin Group and 25,000 shares issued to SK Telecom. The Preferred Stock was issued at the stated value of $1,000 per share, with proceeds to us of approximately $50 million. The Preferred Stock carries a cumulative 6% annual dividend payable semi-annually, which will be paid with additional shares of Preferred Stock at the stated value of $1,000 per share.

Subject to the approval by our the stockholders, each share of the Preferred Stock will be mandatorily convertible into 117.64706 shares of our Class A common stock at the earlier of (i) August 22, 2012 and (ii) such time as the market price of our Class A Common Stock exceeds $8.50 per share. Subject to approval by our stockholders, the Preferred Stock will also be convertible at the option of the holder on or after February 22, 2010, 18 months after the date of issuance. Should we fail to obtain stockholder approval of the conversion feature, the Preferred Stock will be mandatorily redeemed on August 22, 2012 at a redemption price equal to the stated value of $1,000 per share.

In connection with the acquisition of Helio, we entered into a Second Amendment to the Senior Credit Agreement and a Second Amendment to the Revolving Credit Facility. The Second Amendment to the Revolving Credit Facility increased the Virgin Group’s lending commitment from $75 million to $100 million and added SK Telecom as a new lender with a lending commitment of $35 million. The Second Amendment to the Senior Credit Agreement (i) required that the $50 million of proceeds from the issuance of the Preferred Stock be used to pay down a portion of the outstanding loan balance under the Senior Credit Agreement, (ii) increased the interest rate applicable to outstanding balances by 100 basis points per year, and (iii) tightened the leverage ratio covenant by 0.25 times (for the quarter ending December 31, 2008, the required leverage ratio decreases from 3.00:1.00 to 2.75:1.00).

IBM Outsourcing Agreement

On July 3, 2008, we signed an outsourcing agreement with IBM, or the IBM Agreement. We believe that outsourcing much of our information technology needs to IBM will enhance our technological capabilities and help to improve our product portfolio for new and existing customers. The IBM Agreement requires IBM to provide information technology services to us through May 15, 2013. We have the right, but not the obligation, to extend the IBM Agreement for one additional year, or to May 15, 2014, if certain conditions are met.

As part of the IBM Agreement, our information technology, infrastructure and applications development will be transitioned to IBM’s service environment and 46 of our employees transferred to IBM on June 30, 2008. In connection with the outsourcing, 85 employees were terminated during the three months ended September 30, 2008, and approximately 30 employees are expected to be terminated during the three months ended December 31, 2008. In addition, we expect to close our facility in Walnut Creek, CA during the first quarter of 2009. Employees being terminated are required to remain with us through a specified transition period in order to be eligible to receive any one-time termination benefits. The outsourcing is expected to result in restructuring charges for one-time termination benefits, including severance, completion bonuses, retention bonuses, and the associated benefits and payroll taxes, contract termination fees, fixed asset related charges for disposals, and other charges during the second half of 2008 and year 2009. During the three months ended September 30, 2008, $6.2 million was recorded for the restructuring, primarily related to employee charges. During the three months ended December 31, 2008, we estimate the costs associated with the restructuring will be approximately $1.8 million and for the year ended December 31, 2009, we estimate costs associated with our restructuring activities will be approximately $2.7 million.

We expect cash payments to be approximately $4.6 million in the three months ended December 31, 2008 and $5.3 million for the year ended December 31, 2009. The transition of our information technology, infrastructure and applications development to the IBM service environment is expected to be completed by March 31, 2009. Beginning in 2009, we anticipate average annual savings of approximately $12 million.

In accordance with the IBM Agreement, we prepaid $7.7 million in service charges to IBM during the period July 2008 through September 2008 and are required to prepay an additional $2.4 million in service charges to IBM over the period from October 2008 to March 2009. The third quarter 2008 prepayments were paid from funds generated from operations which we expect will also be the source of funding for the remaining prepayments of $2.4 million. The prepayments have been, and will be, applied to charges for IBM services to us over the five-year term. The IBM Agreement calls for IBM to provide a baseline level of service according to an agreed-upon pricing schedule. We expect to incur the following charges, inclusive of the amortization of the prepayments discussed above, as follows (in thousands):

Year	Amount
2008	$5,925
2009	29,654
2010	29,420
2011	28,884
2012	27,001
2013	7,360

Total	$128,244

The baseline services incurred are adjusted monthly to reflect changes in the underlying currencies of countries in which IBM provides services to us. In addition, beginning in January 2010, the baseline service payments above will be adjusted on a monthly basis to reflect inflation or deflation in the U.S. and other countries in proportion to the services that IBM provides from each country. We may increase or decrease the level of baseline services provided by IBM, along with related payments, based upon certain restrictions and circumstances. We expect to increase the baseline services for new applications development in the future.

Either party can terminate the IBM Agreement early under certain circumstances, but if we terminate the IBM Agreement solely for our convenience we will be required to pay certain termination fees and wind-down charges. The minimum termination fee that we would be obligated to pay if we terminate the IBM Agreement prior to January 2009 is approximately $13.9 million, which amount is scheduled to decrease over the life of the IBM Agreement. Wind-down charges are defined as non-cancelable lease payments, lease termination fees, certain salaries, benefits, relocation costs, severance costs relating to IBM employees that were our former employees, and certain other costs. Wind-down costs cannot be reasonably estimated at this time but could be material to our financial position if we elect to terminate the IBM Agreement.

Seasonality

Our business experiences significant seasonality that is driven by the traditional retail selling periods. We typically generate our highest level of gross additions in the fourth quarter of the year due to increased consumer spending during the holiday season. Additionally, our first quarter typically reflects a relatively low level of churn, due, in part, to the impact of the relatively high level of new customers added in the prior quarter and the way in which we measure our prepaid churn, as we do not consider a prepaid customer to have churned until there has been 150 days of account inactivity (for postpaid, except for returns within 30 days, the churn is recorded when the customer disconnects). As a result, our net customer additions are often favorably impacted in both the fourth quarter and the first quarter of the following year. In contrast, our net customer additions for the second and third quarters reflect both the lower level of gross additions in those periods as well as the higher churn, from the fourth quarter gross additions.

The seasonality of our customer acquisitions is reflected in our financial statements, whereby the higher subsidies in the third and fourth quarters to support the fourth quarter customer acquisition surge, resulting in a decline in our operating income and cash generated from operations during those quarters. The greater the number of customer acquisitions we are able to achieve in the latter part of the year, the greater the temporary negative impact on Adjusted EBITDA and cash generated from operations, although additional customers’ future cash flows are expected to increase our value in the longer term. Our cost per gross addition, or CPGA, is typically the lowest in the fourth quarter, reflecting the seasonality of our gross additions.

Results of Operations

Key Performance Metrics

Our management utilizes the following key performance metrics used in the wireless communications industry to manage and assess our financial performance. These metrics include gross additions, churn, net customer additions, end-of-period customers, Adjusted EBITDA, Adjusted EBITDA margin, Average Revenue Per User, or ARPU, Cash Cost Per User, or CCPU, Cost Per Gross Addition, or CPGA, and Unlevered free cash flow (for information on Unlevered free cash flow see Liquidity and Capital Resources). Trends in key performance metrics such as ARPU, CCPU, and CPGA will depend upon the scale of our business as well as the dynamics in the marketplace and our success in implementing our strategies. The following table provides a summary of these key performance metrics for the periods indicated and the trends in each of these metrics are discussed below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Gross additions	821,491	759,927	2,345,436	2,426,919
Churn	5.5%	4.9%	5.4%	4.9%
Net customer additions	(3,267)	45,830	(96,768)	302,127
End-of-period customers	5,164,305	4,876,217	5,164,305	4,876,217
Adjusted EBITDA ($ thousands)	$27,512	$17,039	$88,535	$89,923
Adjusted EBITDA margin	9.0%	5.7%	9.8%	9.6%
ARPU	$20.19	$20.59	$19.82	$21.31
CCPU	$12.62	$12.81	$12.11	$13.27
CPGA	$105.86	$127.35	$111.50	$108.10

Gross additions represents the number of new customers that activated an account during a period or, in the case of postpaid, the number of new or existing customers that entered into a new long-term contract (rather than an extension of an existing contract), unadjusted for churn during the same period. In measuring gross additions, we exclude returns, customers who have reactivated and fraudulent activations. Returns include “remorse returns” for the postpaid business, within 30 days of activation, and retailer returns for the prepaid business, without time restrictions. These adjustments are applied in order to arrive at a more meaningful measure of our customer growth. For the three and nine months ended September 30, 2008, gross additions were 0.8 million and 2.3 million, respectively, as compared to 0.8 million and 2.4 million for the same periods last year, an increase of 8.1% and a decline of 3.4%, respectively. Our gross additions for the three month period include 7,100 postpaid gross additions acquired subsequent to our acquisition of Helio. The decline we experienced earlier this year primarily reflected the weak economic conditions and their impact on consumer behavior, as well as more intense competitive pressure, including the expansion of certain of our competitors in key markets. The increase in our gross additions for the third quarter reflects the impact of our newly launched offers which more than offset continued economic weakness. We continue to focus on consumer preferences and on developing competitive product and service offerings that differentiate us in the marketplace. In particular, we believe that the flexibility and competitive pricing on the restructured and expanded suite of offers we began to introduce in the first quarter of 2008, the recent introduction of our “Totally Unlimited” voice offer and our entry into the postpaid market will help us retain customers, stimulate growth and, we believe, maintain healthy revenue and cost metrics. Also, we have been attracting higher-value customers with improved handsets such as the Wild Card and Slash, which have been bringing in significantly higher than average data usage. We expect that the integration of Helio will enable us to offer more sophisticated handsets with more advanced data services and unique user applications. This, along with our expanded suite of offers, should make an impact on our position in the marketplace. The specific level of our gross additions in the future will depend, in part, on the level of competitive activity and customer movement in the marketplace, along with the availability of attractive new offers and handset technology. Gross additions will also continue to be impacted by the seasonality of our business and the state of the economy.

Churn is used to measure customer turnover on an average monthly basis. Churn is calculated as the ratio of the net number of customers that disconnect from our service during the period being measured to the weighted average number of customers during that period, divided by the number of months during the period being measured. The net number of customers that disconnect from our service is calculated as the total number of customers that disconnect less the adjustments noted under gross additions above. These adjustments are applied in order to arrive at a more meaningful measure of churn. The weighted average number of customers is the sum of the average number of customers for each day during the period being measured divided by the number of days in the period. For the prepaid business, churn includes those pay-by-the-minute customers who we automatically disconnect from our service when they have not replenished, or “Topped-Up,” their accounts for 150 days, as well as those monthly customers who we automatically disconnect when they have not paid their monthly recurring charge for 150 days (except for such monthly customers who replenish their account for less than the amount of their monthly recurring charge and, according to the terms of our monthly plans, may continue to use our services on a pay-by-the-minute basis), and such customers that voluntarily disconnect from our service prior to reaching 150 days since replenishing their account or paying their monthly recurring charge. We utilize 150 days in our calculation as it represents the last date upon which a customer who replenishes his or her account is still permitted to retain the same phone number. We have introduced an option which allows customers to extend the 150-day period to one year by replenishing their account using an “Annual Top-Up”. In this case, we will automatically disconnect their service if an additional Top-Up is not made within 415 days of the qualifying Annual Top-Up. For the postpaid business, churn includes those customers who either disconnect from our service voluntarily or whose service we disconnect for nonpayment. These calculations are consistent with the terms and conditions of our service offerings. We believe churn is a useful metric to track changes in customer retention over time and to help evaluate how changes in our business and services offerings affect customer retention. In addition, churn is also useful for comparing our customer turnover to that of other wireless communications providers. For the three and nine months ended September 30, 2008, our churn was 5.5% and 5.4%, respectively, as compared to 4.9% for each of the same periods last year. Note that our churn for the three month period includes the impact of postpaid churn from our recent acquisition of Helio which, given the short time period covered, did not have any significant impact on our overall churn results. Note, also, that our churn for last year reflected some incremental losses associated with changes across our bucket offers, including a cap on unlimited usage for our $44.99 offer and higher pricing on over-the-limit usage. In addition, our level of churn for the second quarter of last year reflected the incremental impact of approximately 75 thousand customers who had totally disengaged at the point of these offer changes and who were recorded as having churned in the second quarter of 2007 instead of the third quarter, as they would have under normal churn rules. The increase in our churn as compared to last year is due in large part to economic challenges faced by our customers and continuing weakness in the overall economy. Despite increasing weakness in economic conditions, for the more recent three month period, our churn was slightly improved as compared to the second quarter. As with gross additions, the trends in our churn will continue to reflect competitive activity in the marketplace and the availability of attractive new offers and handsets. In particular, as noted earlier, we believe that the flexibility and competitive price points on the restructured and expanded suite of offers we started to introduce in March 2008, and our move into the postpaid market with an expanded set of handsets, will help us retain customers. Also, we believe our customer behavior will continue to be affected by the seasonality of our business and by the state of the economy. In addition to continually improving our offers and handsets, our ongoing lifecycle management programs, which target and incent specific customer segments deemed valuable to our business, will help to mitigate both economic and competitive pressure in the future.

Net customer additions and end-of-period customers are used to measure the growth of our business, to forecast our future financial performance and to gauge the marketplace acceptance of our offerings. Net customer additions represents the number of new customers that activated our handsets during a period or, in the case of postpaid, the number of new or existing customers that entered into a new long-term contract (rather than an extension of an existing contract), adjusted for churn during the same period. End-of-period customers are the total number of customers at the end of a given period. For the three month period ended September 30, 2008, we experienced a combined net loss in customers of approximately 3 thousand, reflecting an approximate 5 thousand net loss from the postpaid business, largely due to some disruption associated with our acquisition of Helio, such as channel shutdowns and reduced marketing spending. For the nine months ended September 30, 2008, we saw a combined net loss in customers of approximately 97 thousand. These compare to net gains of approximately 46 thousand and 302 thousand for the same periods last year, respectively. As of September 30, 2008, we had 5.2 million customers, including approximately 170 thousand postpaid customers that we acquired in connection with the Helio acquisition. This represents growth of 5.9%, as compared to September 30, 2007, with 3.3 percent of that growth attributable to the inclusion of Helio postpaid customers. Net customer additions reflect a percentage share of new users in the marketplace as well as a percentage of customers that have switched to us from our competitors net of our competitive losses, or churn. The decrease in net customer additions as compared to last year reflects both the increased competitive pressure as well as the continuing sluggish economy, both discussed earlier. The initiatives we are taking to strengthen our market position should help us show a positive trend in net additions.

Non-GAAP performance metrics. We use several financial performance metrics, including Adjusted EBITDA, Adjusted EBITDA margin, ARPU, CCPU, CPGA, and Unlevered free cash flow, which are not calculated in accordance with GAAP. A non-GAAP financial metric is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe that the non-GAAP financial metrics that we use are helpful in understanding our operating performance from period to period, and although not every company in the wireless communications industry defines these metrics in precisely the same way, we believe that these metrics as we use them facilitate comparisons with other wireless communications providers. These metrics should not be considered substitutes for any performance metric determined in accordance with GAAP.

Adjusted EBITDA is calculated as net income (loss) plus interest expense-net, income tax expense, tax receivable agreements expense, depreciation and amortization, write-offs of fixed assets, non-cash compensation expense, minority interest, equity issued to a member, debt extinguishment costs and expenses of Bluebottle USA Investments L.P. prior to the completion of the IPO. Beginning in the second quarter of 2008, we updated our definition of Adjusted EBITDA to exclude minority interest and write-offs of fixed assets. Although they are necessary elements of our cost structure, they are customary adjustments in the calculation of supplemental metrics. We believe Adjusted EBITDA is a useful tool in evaluating performance because it eliminates items related to taxes, as well as the tax receivable agreements, non-cash charges relating to depreciation and amortization, write-offs of fixed assets and minority interest, and items relating to both the debt and equity portions of our capital structure. Adjustments relating to interest expense, income tax expense, depreciation and amortization, write-offs of fixed assets and minority interest are each customary adjustments in the calculation of supplemental measures of performance. We also exclude tax receivable agreement-related expenses for payments to the Virgin Group for the utilization of net operating loss carryforwards, and to Sprint Nextel, for the increase in tax basis that will be allocated to us, as we consider them to be the functional equivalent of paying taxes. We believe such adjustments are meaningful because they arrive at an indicator of our core operating results which our management uses to evaluate our business. Specifically, our management uses Adjusted EBITDA in their calculation of compensation targets, preparation of budgets and evaluations of performance. Similarly, we believe that the exclusion of non-cash compensation expense provides investors with a more meaningful indication of our performance as these non-cash charges relate to the equity portion of our capital structure and not our core operating performance. The expenses of Bluebottle USA Investments L.P. also do not relate to our core operating performance and are excluded. These exclusions are also consistent with how we calculate the measures we use for determining certain bonus compensation targets, preparing budgets and for other internal purposes. We believe that the exclusion of equity issued to a member and debt extinguishment costs is appropriate because these charges relate to the debt and equity portions of our capital structure and are not expected to be incurred in future periods.

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

For the three and nine months ended September 30, 2008, Adjusted EBITDA was $27.5 million and $88.5 million, respectively, with both periods including $0.8 million Adjusted EBITDA associated with Helio. These figures compare to $17.0 million and $89.9 million for the same periods last year. Despite a continued challenging economic environment, our Adjusted EBITDA for the three month period increased 61%, reflecting continued operating efficiencies, partially offset by lower customer usage. The increase in our Adjusted EBITDA for the three month period also reflects a net $5.1 million combined downward adjustment to our Sprint network charges this year associated with credits received from Sprint (including a network usage credit of $2.50 per gross addition, or $2.2 million, and a credit associated with incorrect ratings of calls to Cuba of $2.9 million), less a $4.3 million upward adjustment for this quarter’s portion of our contracted minimum annual charge. That compares to a $3.4 million upward adjustment to our Sprint network charges last year. In addition, the increase in our Adjusted EBITDA reflects a $10.3 million Federal Excise Tax, or FET, refund received this year as compared to a $5.1 million refund received during the same period last year. The refund received this year is the result of a settlement with the Internal Revenue Service which precludes us from receiving any future FET refunds. These favorable factors were partially offset by a $6.5 million restructuring charge taken this quarter primarily associated with our IBM outsourcing contract and $1.8 million of transition costs associated with the Helio acquisition. The slight decline in our Adjusted EBITDA for the nine month period primarily reflects lower usage, the benefit realized last year due to the move to consignment for certain of our retailers, the $6.5 million restructuring charge, noted earlier, a $6.1 million impact due to E911 tax refunds and favorable settlements with taxing jurisdictions last year as well as the impact of contributing to additional state E911 funds this year, and the $1.8 million of transition costs noted above. These factors were partially offset by continued operating efficiencies, the higher FET refund received this year and the difference in the adjustments to our Sprint Nextel network charges discussed earlier. As we may experience some decline in revenue resulting from lower usage and lower pricing, we have considered, and will continue to consider, appropriate measures to align our costs with the revenue that is being generated, including reducing our administrative costs or potentially raising our handset prices in order to reduce our subsidy.

Adjusted EBITDA margin is used to measure our Adjusted EBITDA performance relative to our net service revenue so that we can gauge the performance of Adjusted EBITDA normalized for the changing scale of our business. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by our net service revenue. For the three and nine month periods ended September 30, 2008, our Adjusted EBITDA margin was 9.0% and 9.8%, respectively, compared to 5.7% and 9.6% for the same periods last year. Our year-over-year Adjusted EBITDA margin performance reflects continued operating efficiencies, including a reduction in Sprint Nextel network rates, partially offset by the decline in customer usage. Also, our Adjusted EBITDA margin performance reflects the additional factors impacting our Adjusted EBITDA, discussed above.

The following table illustrates the calculation of Adjusted EBITDA and Adjusted EBITDA margin and reconciles Adjusted EBITDA to net income which we consider to be the most directly comparable GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except Adjusted EBITDA Margin)	2008	2007	2008	2007
Net income	$4,067	$(7,381)	$12,362	$18,931
Plus:
Depreciation and amortization	10,538	8,619	28,060	25,350
Interest expense - net	6,905	14,332	24,177	41,780
Income tax expense	421	—	1,288	—
Tax receivable agreements (benefit) expense	(1,736)	—	6,380	—
Non-cash compensation expense	2,446	1,390	9,207	3,580
Write-offs of fixed assets	441	—	671	—
Bluebottle USA Investments L.P. expenses prior to the IPO	—	79	—	282
Minority interest	4,430	—	6,390	—

Adjusted EBITDA	$27,512	$17,039	$88,535	$89,923

Net service revenue	$305,031	$301,414	$900,159	$933,464
Adjusted EBITDA margin	9.0%	5.7%	9.8%	9.6%

ARPU is used to measure and track the average revenue generated by our customers on a monthly basis. ARPU is calculated as net service revenue for the period divided by the weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. The weighted average number of customers is the sum of the average customers for each day during that period being measured divided by the number of days in that period. ARPU helps us to evaluate customer performance based on customer revenue and forecast our future service revenues. For the three and nine months ended September 30, 2008, ARPU was $20.19 and $19.82, respectively, as compared to $20.59 and $21.31 for the same periods last year. The 1.9% and 7.0% decline in ARPU, respectively, as compared to the same periods last year, reflects a decline in average voice usage for our prepaid customers, driven, in part, by a weaker economy, the migration of high-usage, traditional pay-as-you-go, customers to the lower-priced bucket offers and a trend towards substitution of lower priced text messaging for voice services. In addition to these factors, the decline for the nine month period also reflects the impact, noted earlier, of the E911 tax refund and favorable settlements with taxing jurisdictions last year, and the impact of contributing to additional state E911 funds this year. These factors more than offset increased customer penetration and usage for our mobile data services, the latter stimulated by new offerings and new handsets, as well as the positive impact of our new, higher-usage, postpaid customers. We expect to continue to experience some downward pressure on ARPU as prices decline and as the economic downturn may continue to cause some customers to reduce their usage or substitute lower priced text messaging for voice due to decreased disposable income; however, such pressure may be largely offset by a continued shift to higher value customers, including expansion into the postpaid market, and by increased penetration of new services. For example, we have seen an increase in data usage from our customers who purchased the Wild Card and Slash handsets, and customers on our new offers, including our new “Totally Unlimited” voice offer, are currently generating significantly higher ARPU than average. The following table illustrates the calculation of ARPU and reconciles ARPU to net service revenue which we consider to be the most directly comparable GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except number of months and ARPU)	2008	2007	2008	2007
Net service revenue	$305,031	$301,414	$900,159	$933,464
Divided by weighted average number of customers	5,036	4,880	5,047	4,866
Divided by number of months in the period	3	3	9	9

ARPU	$20.19	$20.59	$19.82	$21.31

CCPU is used to measure and track our costs to provide support for our services to our existing customers on an average monthly basis. The costs included in this calculation are our (i) cost of service (exclusive of depreciation and amortization), excluding cost of service associated with initial customer acquisition, (ii) general and administrative, and restructuring expenses, excluding Bluebottle USA Investments L.P. general and administrative expenses prior to the IPO and non-cash compensation expenses, (iii) write-offs of fixed assets, (iv) net loss on equipment sold to existing customers, (v) cooperative advertising expenses in support of existing customers and (vi) other expense (income), excluding tax receivable agreements expenses, debt extinguishment costs and Bluebottle USA Investments L.P. These costs are divided by our weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. CCPU helps us to assess our ongoing business operations on a per customer basis, and evaluate how changes in our business operations affect the support costs per customer. Given its use throughout the industry, CCPU also serves as a standard by which we compare our performance against that of other wireless communications companies. For the three and nine months ended September 30, 2008, our CCPU was $12.62 and $12.11, respectively, as compared to $12.81 and $13.27 for the same periods last year. The improvement in CCPU as compared to the same periods last year was a result of lower average customer voice usage, decreasing costs on the per-minute rate charged to us by Sprint Nextel, including the adjustments to these charges discussed earlier, the allocation of fixed costs over a growing customer base and a decline in our care center expenses reflecting significantly lower cost per minute rates as a result of the move to offshore service, as well as lower call volumes. In addition, our CCPU was favorably impacted by the higher FET refund received this year, noted earlier. These factors were partially offset by net additions to our hybrid plan customers that have a higher CCPU as a result of their higher usage profiles as well as the impact of the restructuring charge recorded this period. Our net loss on equipment sold to existing customers for replacement handsets increased 28% for the three month period, as compared to last year, reflecting an increase in the number of replacement handsets and a shift to higher-end handsets. For the nine month period, these costs increased 10%. We anticipate that there may be some pressure on CCPU in the future due to potentially increasing customer usage, as the economy improves, and the growing trend for our existing customers to purchase subsidized replacement handsets; however, efficiencies driven by the increasing scale of our business are expected to help offset that pressure. In addition, we will consider appropriate cost reductions and pricing actions necessary to maintain a balanced relationship between ARPU and CCPU. As noted earlier, the Fifth Amendment to the PCS Services Agreement with Sprint Nextel provides that we will pay Sprint Nextel at least $320 million, $370 million and $420 million, during the years ended December 31, 2008, 2009 and 2010, respectively, for wireless network services, including voice, messaging and data traffic. This commitment could continue to impact our CCPU costs going forward.

The following table illustrates the calculation of CCPU and reconciles total costs used in the CCPU calculation to cost of service, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except number of months and CCPU)	2008	2007	2008	2007
Cost of service (exclusive of depreciation and amortization)	$84,543	$89,352	$250,442	$273,331
Less: Cost of service associated with initial customer acquisition	(546)	(550)	(1,507)	(1,675)
Add: General and administrative, and restructuring expenses (excluding Bluebottle USA Investments L.P. expenses prior to the IPO)(1)	88,742	83,696	253,398	258,966
Less: Non-cash compensation expense	(2,446)	(1,390)	(9,207)	(3,580)
Less: Write-offs of fixed assets	(441)	—	(671)	—
Add: Net loss on equipment sold to existing customers	20,363	15,947	57,502	52,422
Add: Cooperative advertising expenses in support of existing customers	398	614	138	2,004
Add: Other expense (income), net of tax receivable agreements expense, debt extinguishment costs and Bluebottle USA Investments L.P.	(1)	(80)	73	(281)

Total CCPU costs	$190,612	$187,589	$550,168	$581,187
Divided by weighted average number of customers	5,036	4,880	5,047	4,866
Divided by number of months in the period	3	3	9	9

CCPU	$12.62	$12.81	$12.11	$13.27

(1)	Bluebottle USA Investments L.P. general and administrative expenses were $79 and $277 for the three and nine months ended September 30, 2007, respectively. Bluebottle USA Investments L.P. expenses were $0 for the three and nine months ended September 30, 2008.

CPGA is used to measure the cost of acquiring a new customer. The costs included in this calculation are our (i) selling expenses less cooperative advertising in support of existing customers, (ii) net loss on equipment sales (cost of equipment less net equipment revenue), excluding the net loss on equipment sold to existing customers, and equity issued to a member, and (iii) cost of service associated with initial customer acquisition. These costs are divided by gross additions for the period being measured. CPGA helps us to assess the efficiency of our customer acquisition methods and evaluate our sales and distribution strategies. CPGA also allows us to compare our average acquisition costs to those of other wireless communications providers. For the three and nine months ended September 30, 2008, our CPGA was $105.86 and $111.50, respectively, as compared to $127.35 and $108.10 for the same periods last year. Note that our CPGA for the most recent three months would have been approximately $2 lower were it not for the impact of our postpaid business. The decline in CPGA for the three month period reflects the increase in gross additions and a decline in advertising and media spending. The increase in CPGA for the nine month period reflects lower gross additions and higher advertising and media spending and handset subsidies earlier this year to promote our new offers, including higher retail commissions due to the popularity of our $99.99 Wild Card handset. While these handsets have a slightly higher CPGA, they generate higher data usage. We continue to expect the variable component of CPGA (the component which varies directly with the number of customers we acquire and which includes costs such as our handset subsidy) to stabilize in future periods, as handset prices and costs stabilize, with lower handset pricing helping to offset any increase in our marketing efforts to acquire new customers. Overall CPGA performance, including costs which are less variable in nature, such as marketing costs, which are allocated across our gross additions, will continue to vary based on our level of gross additions.

The following table illustrates the calculation of CPGA and reconciles the total costs used in the CPGA calculation to selling expense, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except CPGA)	2008	2007	2008	2007
Selling expenses	$22,279	$31,754	77,040	75,889
Add: Cost of equipment	102,997	99,133	307,770	292,157
Less: Net equipment revenue	(18,154)	(18,090)	(67,221)	(52,942)
Less: Net loss on equipment sold to existing customers	(20,363)	(15,947)	(57,502)	(52,422)
Less: Cooperative advertising in support of existing customers	(398)	(614)	(138)	(2,004)
Add: Cost of service associated with initial customer acquisition	546	550	1,507	1,675

Total CPGA costs	$86,907	$96,786	$261,456	$262,353
Divided by gross additions	821	760	2,345	2,427

CPGA	$105.86	$127.35	$111.50	$108.10

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

Comparison of results of operations for the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2007

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands)	2008	2007	$	%	2008	2007	$	%
Operating revenue:
Net service revenue	$305,031	$301,414	$3,617	1.2%	$900,159	$933,464	$(33,305)	(3.6)%
Net equipment revenue	18,154	18,090	64	0.4%	67,221	52,942	14,279	27.0%

Total operating revenue	323,185	319,504	3,681	1.2%	967,380	986,406	(19,026)	(1.9)%

Operating expenses
Cost of service (excl. of depreciation and amortization)	84,543	89,352	(4,809)	(5.4)%	250,442	273,331	(22,889)	(8.4)%
Cost of equipment	102,997	99,133	3,864	3.9%	307,770	292,157	15,613	5.3%
Selling, general and administrative (excl. of depreciation and amortization)	104,510	115,529	(11,019)	(9.5)%	323,927	335,132	(11,205)	(3.3)%
Restructuring	6,511	—	6,511	N/M	6,511	—	6,511	N/M
Depreciation and amortization	10,538	8,619	1,919	22.3%	28,060	25,350	2,710	10.7%

Total operating expenses	309,099	312,633	(3,534)	(1.1)%	916,710	925,970	(9,260)	(1.0)%

Operating income	14,086	6,871	7,215	105.0%	50,670	60,436	(9,766)	(16.2)%

Other expense (income)
Interest expense	8,591	15,171	(6,580)	(43.4)%	25,933	43,180	(17,247)	(39.9)%
Interest income	(1,686)	(839)	(847)	101.0%	(1,756)	(1,400)	(356)	25.4%

Interest expense - net	6,905	14,332	(7,427)	(51.8)%	24,177	41,780	(17,603)	(42.1)%
Other expense (income)	(1,737)	(80)	(1,657)	N/M	6,453	(275)	6,728	N/M

Total other expense	5,168	14,252	(9,084)	(63.7)%	30,630	41,505	(10,875)	(26.2)%

Income before income tax expense	8,918	(7,381)	16,299	220.8%	20,040	18,931	1,109	5.9%
Income tax expense	421	—	421	N/M	1,288	—	1,288	N/M

Income before minority interest	8,497	(7,381)	15,878	215.1%	18,752	18,931	(179)	(0.9)%
Minority interest	4,430	—	4,430	N/M	6,390	—	6,390	N/M

Net income	$4,067	$(7,381)	$11,448	155.1%	$12,362	$18,931	$(6,569)	(34.7)%

Operating Revenue

Total operating revenue for the three months ended September 30, 2008 was $323.2 million compared to $319.5 million for the three months ended September 30, 2007, an increase of $3.7 million, or 1.2%, reflecting an increase in net service revenue of 1.2% and an increase in net equipment revenue of 0.4%. Total operating revenue for the nine months ended September 30, 2008 was $967.4 million compared to $986.4 million for the nine months ended September 30, 2007, a decline of $19.0 million, or 1.9%, reflecting a decline in net service revenue of 3.6%, partially offset by an increase in net equipment revenue of 27.0%.

Net service revenue consists primarily of voice and mobile data services, reduced primarily by sales and E911 taxes. E911 taxes are typically assessed by state and local regulatory authorities on a flat rate basis, with most states basing it on the number of active customers. Net service revenue also includes non-refundable customer account balances, reflected as revenue after a customer has deactivated service, expired Top-Up cards and late fees for our postpaid customers. Net service revenue was $305.0 million for the three months ended September 30, 2008 compared to $301.4 million for the three months ended September 30, 2007, an increase of $3.6 million, or 1.2%. This increase reflects the 5.9% growth in our customer base, driven by net additions to our higher-value hybrid base and the addition of Helio’s postpaid customers, along with a greater penetration of data services, including the growing substitution of lower-priced text messaging for voice services. These factors were partially offset by lower average voice usage and migration of high-usage, traditional pay-as-you-go, customers to the lower-priced bucket offers. Net service revenue was $900.2 million for the nine months ended September 30, 2008 compared to $933.5 million for the nine months ended September 30, 2007, a decline of $33.3 million, or 3.6%. In addition to the usage and migration factors discussed above, the decline for the nine month period also reflects the impact, noted earlier, of the E911 tax refund and favorable settlements with taxing jurisdictions last year and the impact of contributing to additional state E911 funds this year.

Net equipment revenue consists primarily of handset sales reduced by allowance for returns, promotional handset price reductions and price protection estimates, and is also reduced for costs such as cooperative advertising, a fund provided by us and typically calculated as a percentage of sales that a retailer must use to promote our products, and commissions, for which we do not receive an identifiable and separable benefit. Finally, Net equipment revenue also includes handset insurance revenue, activation fees and early termination fees, all associated with our postpaid offerings. Net equipment revenue was $18.2 million for the three months ended September 30, 2008 compared to $18.1 million for the three months ended September 30, 2007, an increase of $0.1 million, or 0.4%. This increase primarily reflects an increase in volume, including the addition of postpaid Net equipment revenue, partially offset by an increase in promotional spending, recorded as a reduction of Net equipment revenue. Net equipment revenue was $67.2 million for the nine months ended September 30, 2008 compared to $52.9 million for the nine months ended September 30, 2007, an increase of $14.3 million, or 27.0%. The increase reflects a reduction in revenue last year due to the conversion of certain retailers to consignment and a decline in promotional spending, recorded as a reduction of net equipment revenue, partially offset by a reduction in volume, excluding the impact of last year’s consignment conversion, due to lower gross additions.

Operating Expenses

Cost of service includes network service costs, airtime taxes (including Federal and State Universal Service Funds, State PUC taxes and other miscellaneous taxes and fees), production costs for Top-Up cards, mobile data service fees and mobile entertainment content license fees. Cost of service was $84.5 million for the three months ended September 30, 2008 compared to $89.4 million for the three months ended September 30, 2007, a decline of $4.8 million, or 5.4%. This decline was primarily driven by a reduction in Sprint Nextel network rates and lower voice usage, which more than offset the impact on network utilization of our customer growth, including the addition of our postpaid customers, and the impact of recently introduced messaging bundles. The decline in our Cost of service for the three month period also reflects a net $5.1 million combined downward adjustment to our Sprint network charges this year associated with credits received from Sprint (including a network usage credit of $2.2 million and a credit associated with ratings of calls to Cuba of $2.9 million), less a $4.3 million upward adjustment for this quarter’s portion of our contracted minimum annual charge. That compares to a $3.4 million upward adjustment to our Sprint network charges last year. In addition, the decline in our cost of service reflects a $10.3 million FET refund received this year as compared to a $5.1 million refund received during the same period last year. Cost of service was $250.4 million for the nine months ended September 30, 2008 compared to $273.3 million for the nine months ended September 30, 2007, a decline of $22.9 million, or 8.4%, reflecting the same factors as discussed above. As noted earlier, the Fifth Amendment to the PCS Services Agreement with Sprint Nextel, which became effective with the close of our acquisition of Helio, provides that we will pay Sprint Nextel at least $320 million, $370 million and $420 million, during the years ended December 31, 2008, 2009 and 2010, respectively, for wireless network services, including voice, messaging and data traffic.

Cost of equipment includes the cost of purchasing and packaging handsets sold to our customers. Cost of equipment is reduced for market development funds received from our handset vendors, which are recorded as contra equipment cost. Cost of equipment was $103.0 million for the three months ended September 30, 2008 compared to $99.1 million for the three months ended September 30, 2007, an increase of $3.9 million or 3.9%. This increase primarily reflects higher volume due to higher gross additions and the cost associated with our postpaid handsets, partially offset by lower average purchase prices which more than offset the mix shift to higher-end handsets such as the Wild Card. Cost of equipment was $307.8 million for the nine months ended September 30, 2008 compared to $292.2 million for the nine months ended September 30, 2007, an increase of $15.6 million or 5.3%. This increase primarily reflects a $14.8 million reduction in cost during the nine months ended September 30, 2007 as a result of the change to consignment for certain retailers and the cost associated with our postpaid equipment, partially offset by lower volume, excluding the impact of last year’s consignment conversion, due to lower gross additions, and lower average purchase prices.

Selling, general and administrative expenses for the three months ended September 30, 2008 were $104.5 million, compared to $115.5 million for the three months ended September 30, 2007, a decrease of $11.0 million, or 9.5%, resulting primarily from an $11.2 million decline in advertising and media spending and a $5.5 million decrease in IT expenses, reflecting the benefit of our IBM outsourcing contract. These were partially offset primarily by a $5.7 million increase in administrative support expenses including additional expenses associated with being a public company. Our Selling, general and administrative expenses for the current period, reflected in administrative support and other areas, also include $1.8 million of transition costs associated with the Helio acquisition. For the nine months ended September 30, 2008, Selling, general and administrative expenses were $323.9 million, compared to $335.1 million for the nine months ended September 30, 2007, a decrease of $11.2 million, or 3.3%. This decrease resulted primarily from a $13.8 million decrease in IT expenses, discussed above, a $9.6 million decrease in our call center expenses, reflecting significantly lower cost per minute rates reflecting the move to offshore services and $7.9 million decrease in commissions amortized for Top-Up sales, reflecting lower usage. These were partially offset primarily by a $12.7 million increase in administrative support expenses, discussed above, a combined $5.8 million increase in our sales distribution and supply chain and devices expense and a $2.2 million increase in our advertising and media spending. As noted above, our Selling, general and administrative expenses for the nine month period also include $1.8 million of transition costs associated with the Helio acquisition.

Depreciation and amortization expense for the three and nine month periods ended September 30, 2008 was $10.5 million and $28.1 million, respectively, compared to approximately $8.6 million and $25.4 million for the same periods last year, an increase of $1.9 million, or 22.3% and $2.7 million, or 10.7%, respectively. The increases resulted from additional capital expenditures to support our growing customer base and the continuing expansion of our product offerings and also reflect approximately $0.6 million this period for the amortization of intangibles associated with our acquisition of Helio.

Interest expense - net for the three and nine months ended September 30, 2008 was $6.9 million and $24.2 million, respectively, compared to $14.3 million and $41.8 million for the same periods last year, with the decline reflecting lower debt levels, largely due to prepayment of $150 million of debt at the time of the IPO, and lower interest rates, as well as an increase in interest income related to the FET refunds.

Other (income) expense for the three and nine month periods ended September 30, 2008 was $(1.7) million and $6.5 million, respectively, compared to $(0.1) million and $(0.3) million for the same periods last year. The changes for the three and nine month periods primarily reflect the tax receivable agreements expense.

Liquidity and Capital Resources

Our principal source of funds has been our borrowing under our Revolving Credit Facility. We generally do not maintain any excess balances of cash or invest in any short-term financial instruments. Any excess cash is used to reduce the outstanding balances on the Revolving Credit Facility.

We have incurred substantial cumulative net losses and negative cash flows from operations since inception, and have a stockholders’ deficit of $355.5 million, negative working capital of $180.3 million and outstanding non-current debt of $232.4 million as of September 30, 2008. We make significant initial cash outlays to acquire new customers in the form of handset and other subsidies. Additionally, we have been incurring increasing costs to maintain current customers through the sale of replacement handsets at a loss to us. We expect these costs to be funded primarily through service revenue generated from our existing customer base and proceeds from our Revolving Credit Facility. Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that based on our current level of operations, together with our borrowing capacity under our Revolving Credit Facility, and available cash from operations, we will be able to finance our projected operating, investing and financing requirements of our existing operations and planned customer growth for at least the next twelve months. In addition, our ability to make scheduled principal and interest payments, or to refinance indebtedness and to satisfy other obligations, including obligations under the PCS Services Agreement with Sprint Nextel, as well as our ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. We entered into the Second Amendment to the PCS Services Agreement with Sprint Nextel on March 12, 2008, the Third Amendment on May 12, 2008, and the Fourth and Fifth Amendments on June 27, 2008. The Second Amendment provides that, among other things, we would not be subject to the true-up process with respect to the year ended December 31, 2007, and amends the true-up procedures for the year ending December 31, 2008. Were we required to pay Sprint Nextel based on their actual costs, the obligation could have had a material adverse impact on our liquidity. The Third Amendment provides that we would pay Sprint Nextel at least $298 million for wireless network services, including voice, messaging and data traffic, during the year ending December 31, 2008, according to a monthly payment schedule. If the amounts due based on actual usage exceed the spending commitment, we would pay the total annual amount for such usage owed to Sprint Nextel. This amendment was contingent upon us obtaining approval from the Virgin Group to increase the lending commitment under the Revolving Credit Facility from $75 million to $100 million by June 30, 2008. In June 2008, we entered into the Fourth and Fifth Amendments to the PCS Services Agreement with Sprint Nextel. The Fourth Amendment to the PCS Services Agreement eliminated the requirement to secure an increase in the Virgin Group’s lending commitment under the Revolving Credit Facility from $75 million to $100 million. The Fifth Amendment to the PCS Services Agreement, which became effective on August 22, 2008, with the closing of the acquisition of Helio, eliminates the annual true-up process and related payment obligations, and provides that we will pay Sprint Nextel at least $320 million, $370 million and $420 million, during the years ending December 31, 2008, 2009 and 2010, respectively, for wireless network services, including voice, messaging and data traffic. Under the Fifth Amendment of the PCS Services Agreement, there will be no minimum annual commitment for 2011 and beyond, the pricing will be based on the pricing schedule for 2010, unless amended.

If we materially underachieve our operating plan and our Revolving Credit Facility and cash flow from operations become insufficient to allow us to meet our obligations, we are committed to taking certain alternative actions that could include reducing inventory purchases, reducing planned capital expenditures, extending the payment for certain liabilities within contractual terms with vendors, curtailing marketing costs and reducing other variable costs. If our operations do not generate sufficient positive operating cash flows, we may require additional capital to fund our operations or growth, to take advantage of expansion or acquisition opportunities, and to develop new products to compete effectively in the marketplace. In order to meet future liquidity needs we may decide to raise additional funds, through public or private debt or equity financing to support our operations, reduce anticipated capital expenditures and restructure debt repayment obligations. Additional funds, however, may not be available to us on commercially reasonable terms, or at all, when we require them and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to our existing stockholders. With the closing of the acquisition of Helio, each of the Virgin Group and SK Telecom invested $25 million in exchange for the issuance of our Preferred Stock. The $50 million of proceeds was used to pay down a portion of the outstanding principal under the Senior Credit Agreement. In October 2008, we borrowed an additional $20 million under the Revolving Credit Facility, bringing the total amount outstanding under the Revolving Credit Facility to $75 million.

Our credit facilities require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio which become more restrictive in future periods. Based on our projected operating results and financial position, we expect to remain in compliance with the required covenants through at least September 30, 2009.

Any obligations under the tax receivable agreements are expected to be funded from available cash generated by our taxable earnings. We do not anticipate issuing debt specifically to fund any obligations that may arise under the tax receivable agreements with the Virgin Group and Sprint Nextel. We also believe that our obligations under all other related party agreements will be satisfied with cash from operations or financed through our Revolving Credit Facility.

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

	Nine months ended September 30,
(in thousands)	2008	2007
Cash provided by (used in):
Operating activities	$40,798	$26,787
Investing activities	(9,054)	(19,144)
Financing activities	(25,268)	(7,643)

Increase in cash and cash equivalents	$6,476	$—

Net cash provided by operating activities for the nine months ended September 30, 2008 was $40.8 million, an increase of $14.0 million compared to the same period in 2007. The increase in cash provided by operating activities primarily resulted from lower payments for network charges, lower payments to vendors for the purchases of handsets and interest expense. This was partially offset by a decrease in cash collected from the sale of services and an increase in payments for non-payroll operating expenses.

Net cash used in investing activities for the nine months ended September 30, 2008 was $9.1 million, a decrease of $10.1 million compared to the same period in 2007. Net cash used in investing activities in each period included expenditures for capital equipment to support our growth and expansion of customer offerings of $12.6 million and $19.1 million for the nine months ended September 30, 2008 and 2007, respectively. As we continue to expand our infrastructure to meet the needs of our growing customer base, we anticipate the continued use of cash in investing activities. The three months ended September 30, 2008 also included an increase in cash of $3.5 million related to Helio’s cash at the time of the acquisition net of costs of the acquisition.

Net cash used in financing activities for the nine months ended September 30, 2008 was $25.3 million, an increase of $17.6 million compared to the same period in 2007. During the nine months ended September 30, 2008, we repaid $72.9 million of our outstanding indebtedness under our Senior Credit Agreement, and had a decrease of $2.0 million in our bank overdraft position, this was partially offset by $50 million proceeds from the issuance of Preferred Stock. During the nine months ended September 30, 2007, the $7.6 million cash used in financing activities resulted from principal payments of $27.8 million under our Senior Credit Agreement and a decrease of $12.2 million in our bank overdraft position, this was partially offset by $32.0 million of additional borrowings under our Revolving Credit Facility.

Unlevered free cash flow, a non-GAAP measure, is calculated as net cash provided by operating activities excluding cash paid for interest, less capital expenditures. Unlevered free cash flow is a non-GAAP financial measure that indicates cash generated by our business after operating expenses and capital expenditures and before interest payments. We believe this measure helps to (i) evaluate our ability to satisfy our debt and meet other mandatory payment obligations, (ii) measure our ability to pursue growth opportunities, and (iii) determine the amount of potential cash which may potentially be available to stockholders in the form of stock repurchase and/or dividends subject to the terms and conditions of our Senior Credit Agreement. Given that our business is not capital intensive, we believe this measure to be of particular relevance and utility. We also use Unlevered free cash flow internally for a variety of purposes, including managing our projected cash needs. For the nine months ended September 30, 2008, Unlevered free cash flow was $52.2 million, an increase of $3.3 million compared to $48.9 million for the same period in 2007. The increase in Unlevered free cash flow was driven by lower payments for network charges, payments to vendors for the purchase of handsets and capital expenditures. This was partially offset by a decrease in cash collected from the sale of services and an increase in non-payroll operating expenses.

The following table illustrates the calculation of Unlevered free cash flow and provides a reconciliation to cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Nine months ended September 30,
(in thousands)	2008	2007
Calculation of Unlevered free cash flow:
Net cash provided by operating activities	$40,798	$26,787
Less: Capital expenditures	(12,570)	(19,144)

Free cash flow	$28,228	$7,643
Add: Cash paid for interest	23,935	41,270

Unlevered free cash flow	$52,163	$48,913

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

Liquidity

Credit Facilities

Senior Secured Credit Agreement. As of September 30, 2008 and December 31, 2007, we had $203.8 million and $276.7 million, respectively, outstanding under the Senior Credit Agreement. During the nine months ended September 30, 2008, we paid $72.9 million in principal under the Senior Credit Agreement, including a $50 million mandatory repayment using the proceeds from the issuance of the Preferred Stock. The principal balance outstanding under the Senior Credit Agreement is payable in installments, with a balloon payment of $151.0 million due on December 14, 2010.

The Senior Credit Agreement is collateralized by a general lien on all of our current and future assets. With the closing of the acquisition of Helio and the effectiveness of the Second Amendment to the Senior Credit Agreement, the outstanding principal bears interest at a Eurodollar rate equal to three-month LIBOR, plus an applicable margin of 5.50% or 5.95%, or an alternate base rate plus an applicable margin of 4.50% or 4.95%, depending on our leverage. The annualized interest rate applicable to the outstanding borrowings was 9.3% at September 30, 2008.

The Senior Credit Agreement contains a number of covenants that restrict certain of our actions. The Senior Credit Agreement also contains financial covenants, certain customary affirmative covenants and events of default.

Subordinated Revolving Credit Facility. The Second Amendment to the Revolving Credit Facility, which became effective upon the closing of the acquisition of Helio, added SK Telecom as a new lender with a lending commitment of $35 million and increased the Virgin Group’s lending commitment from $75 million to $100 million. As of September 30, 2008 and December 31, 2007, we had $55.0 million and $45.0 million, respectively, outstanding under the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility are subordinated to amounts outstanding under the Senior Credit Agreement and mature in December 2010, or when the amounts outstanding under the Senior Credit Agreement are paid in full, if earlier. We use the Revolving Credit Facility to cover the operating and investing cash needs of our business. The Revolving Credit Facility bears interest at a rate of three-month LIBOR plus an applicable margin of 4.50% or 4.95%, depending upon our leverage, or 12% if the three-month LIBOR rate cannot be ascertained. During the nine months ended September 30, 2008, we borrowed $10 million under the Revolving Credit Facility to fund the restructuring activities of Helio. As of September 30, 2008, we had outstanding borrowings under the Revolving Credit Facility of $55 million with a weighted average annualized interest rate of 7.7%. In October 2008 we borrowed an additional $20 million under the Revolving Credit Facility, bringing the total amount outstanding under the Revolving Credit Facility to $75 million.

We expect to use the Revolving Credit Facility and available cash for the operating and investing cash needs of our business. This includes payments to the Virgin Group and Sprint Nextel under our related party agreements.

In addition to paying interest on the outstanding principal under the Revolving Credit Facility, we are required to pay a commitment fee to the Virgin Group under the Revolving Credit Facility at a rate currently equal to 1.0% per year on the average daily unused portion of the Revolving Credit Facility, but neither the $25 million increase in the Virgin Group’s lending commitment nor the unused portion of the Revolving Credit Facility with SK Telecom is subject to a commitment fee.

At the election of the Virgin Group and SK Telecom, we may, on any interest payment date, pay interest through the issuance of a pay-in-kind, or PIK, note. The amount of the PIK note is due and payable on the date that the revolving commitments terminate, or can be prepaid as otherwise permitted under the terms of the Revolving Credit Facility and the Senior Credit Agreement. The interest on PIK notes would be paid on the interest payment date through the issuance of additional PIK notes. We may issue PIK notes to the Virgin Group and SK Telecom from time to time. No PIK notes were outstanding as of September 30, 2008 and December 31, 2007.

A 1% quarterly tolling charge is applied to borrowings under the Revolving Credit Facility with the Virgin Group, but this charge is not applied to any borrowings from SK Telecom or any borrowings from the Virgin Group in excess of $75 million. The charge is calculated based upon the amount drawn on the Revolving Credit Facility with the Virgin Group as of the last day of the quarter. We anticipate, based on $55.6 million of current borrowings with the Virgin Group, that we will incur $2.2 million additional annual interest expense.

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

As of September 30, 2008, we were in compliance with all financial covenants under our credit facilities.

Contractual Obligations, Commitments and Contingencies

On March 12, 2008, we entered into the Second Amendment to the PCS Services Agreement with Sprint Nextel to provide that we would not be subject to any true-up process and the related payment obligations with respect to the fiscal year ended December 31, 2007. The amendment further provided that in the event that the true-up with respect to the fiscal year ending December 31, 2008 indicates that the actual cost to Sprint Nextel of the services it sells to us is higher than the rates charged to us for such services, we will only pay Sprint Nextel the difference between (A) the lower of (i) the rates that Sprint Nextel provided in advance for planning purposes and (ii) the rates based on Sprint Nextel’s actual costs, and (B) the actual rates charged during such year. Pursuant to the terms of this Second Amendment, beginning with the first quarter of the fiscal year ending December 31, 2009, the true-up and pricing process set forth in the PCS Services Agreement prior to the amendment will apply unless otherwise agreed by the parties. On May 12, 2008, we entered into the Third Amendment to the PCS Services Agreement with Sprint Nextel to provide that we would pay Sprint Nextel at least $298 million, for wireless network services, including voice, messaging and data traffic, according to a monthly payment schedule during the year ending December 31, 2008, and will receive off-peak rates, for a two-hour period each weekday until (pursuant to the Fifth Amendment to the PCS Services Agreement) the closing of the proposed acquisition of Helio. If the amounts due based on actual usage exceed the spending commitment, we would pay the total annual amount for such usage owed to Sprint Nextel. This amendment was contingent upon us obtaining approval from the Virgin Group to increase the lending commitment under the Revolving Credit Facility, from $75 million to $100 million by June 30, 2008.

On June 27, 2008, we entered into the Fourth and Fifth amendments to the PCS Services Agreement with Sprint Nextel. The Fourth Amendment to the PCS Services Agreement eliminated the requirement under the Third Amendment to secure an increase in the Virgin Group’s lending commitment under the Revolving Credit Facility from $75 million to $100 million. The Fifth Amendment to the PCS Services Agreement, which became effective with the closing of the acquisition of Helio and supersedes the Third Amendment to the PCS Services Agreement, eliminates the annual true-up process and related payment obligations, and provides that we will pay Sprint Nextel at least $320 million, $370 million and $420 million, during the years ended December 31, 2008, 2009 and 2010, respectively, for wireless network services, including voice, messaging and data traffic. Under the Fifth Amendment of the PCS Services Agreement, there will be no minimum annual commitment for 2011 and beyond and the pricing will be based on the pricing schedule for 2010, unless amended.

During the nine months ended September 30, 2008, we entered into three non-cancellable purchase obligations with two handset vendors totaling $237 million. As of September 30, 2008, the remaining purchase obligations under existing contracts were $133.5 million, of which $32.8 million is required to be fulfilled before the end of 2009 and $100.7 million is required to be fulfilled before the end of 2010.

In May 2008, we and Sprint Nextel amended the Master Services Agreement for wireline communication for business operations. Under the terms of the amended Master Services Agreement, we are committed to pay Sprint Nextel $1.8 million per year for 2009 and 2010 and $0.9 million in 2011.

On July 3, 2008, we entered into the IBM Agreement, which calls for a baseline level of service to be provided according to an agreed-upon pricing schedule. We expect to incur the following charges, inclusive of the amortization of prepayments, as follows (in thousands):

Year	Amount
2008	$5,925
2009	29,654
2010	29,420
2011	28,884
2012	27,001
2013	7,360

Total	$128,244

The baseline services incurred are adjusted monthly to reflect changes in the underlying currencies of countries in which IBM provides services to us. In addition, beginning in January 2010, the baseline service payments above will be adjusted on a monthly basis to reflect inflation or deflation in the U.S. and other countries in proportion to the services that IBM provides from each country. We may increase or decrease the level of baseline services provided by IBM, along with related payments, based upon certain restrictions and circumstances. We expect to increase the baseline services for new applications development in the future.

Either party can terminate the IBM Agreement early under certain circumstances, but if we terminate the IBM Agreement solely for our convenience, we would be required to pay certain termination fees and wind-down charges. The minimum termination fee that we will be obligated to pay if we terminate the IBM Agreement prior to January 2009 is approximately $13.9 million, which decrease over the life of the IBM Agreement. Wind-down charges are defined as non-cancelable lease payments, lease termination fees, certain salaries, benefits, relocation costs, severance costs relating to IBM employees that were our former employees, and certain other costs. Wind-down costs cannot be reasonably estimated at this time but could be material to our financial position if we elect to terminate the IBM Agreement.

We had no material commitments to purchase property and equipment, or software as of September 30, 2008.

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

Plaintiffs filed two class-action federal lawsuits one in the District of New Jersey and the other in the Southern District of New York against us, certain of our officers and directors, and other defendants. Each suit alleges that the prospectus and registration statement filed pursuant to our IPO contained materially false and misleading statements in violation of the Securities Act of 1933, and additionally alleges that at the time of the IPO we were aware, but did not disclose, that results for the third quarter of 2007 indicated widening losses and slowing customer growth trends. On January 7, 2008, we filed a motion to consolidate all cases in the United States District Court for the Southern District of New York for pre-trial purposes. On April 7, 2008, the United States Judicial Panel on Multidistrict Litigation granted the motion and consolidated the cases in the District of New Jersey. On March 17, 2008, the district court judge in the New Jersey matter appointed the New Jersey plaintiffs as lead plaintiffs for the litigation. Plaintiffs filed a consolidated amended complaint on May 16, 2008. On July 15, 2008, we filed a motion to dismiss the amended compliant. Plaintiffs filed an opposition brief on October 6, 2008 and we filed a reply brief on November 5, 2008. An oral argument date has not yet been set.

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

In December 2007, the FASB issued statement No. 141 (R), Business Combinations, or SFAS 141R. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We will adopt SFAS 141R on January 1, 2009 and are evaluating the impact the adoption may have on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160. SFAS 160 clarifies that a noncontrolling interest, sometimes called a minority interest, in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, but separate from stockholders’ equity, in the consolidated financial statements. Currently, companies report noncontrolling interests as a liability or in the mezzanine section between liabilities and equity. Accordingly, prior to the adoption of SFAS 160 on January 1, 2009, we will continue to reflect noncontrolling interest in the mezzanine section between liabilities and equity. Following the adoption of SFAS 160, we will reflect noncontrolling interest as equity. SFAS 160 will also change the way a noncontrolling interest is presented in the consolidated statement of operations by requiring that consolidated net income include amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure on the face of the statement of operations of those amounts of consolidated net income attributable to both parent and noncontrolling interest. Prior to the adoption of SFAS 160, noncontrolling interest will continue to be reported as a deduction in arriving at consolidated net income. The implementation of SFAS 160 will change the presentation of noncontrolling interest in our balance sheet and statement of operations, but is not expected to have a material impact on our consolidated financial position and results of operations.

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

In September 2006, the FASB issued statement No. 157 Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The FASB issued FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of SFAS 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157, on January 1, 2008, for financial assets did not have a material impact on our consolidated results of operations, cash flows, or financial position. We are evaluating the impact the adoption of SFAS 157 for nonfinancial assets and liabilities will have on our financial condition, results of operations or cash flows.

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

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes to our business resulting from increased competition;

•	our ability to develop, introduce and market innovative products, services and applications;

•	our customer turnover rate, or “churn”;

•	bulk handset purchase and trading schemes;

•	changes in general economic, business, political and regulatory conditions;

•	availability and cost of the nationwide Sprint PCS network and Sprint Nextel’s costs associated with operating the network;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies;

•	the degree of legal protection afforded to our products;

•	changes in interest rates;

•	changes in the composition or restructuring of us or our subsidiaries and the successful completion and integration of acquisitions, divestitures and joint venture activities; and

•	our ability to complete our outsourcing plans.

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

Our financial instruments consist of cash, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. We are exposed to interest rate risks primarily through borrowings under our existing credit facilities. Interest on our borrowings under our existing credit facilities is variable based on three-month LIBOR plus an applicable margin. As of September 30, 2008, our borrowings were $203.8 million under our Senior Credit Agreement and $55.0 million under our Revolving Credit Facility. As a condition on some of our borrowings, we are required to engage in hedging agreements that provide for at least 50% of the aggregate principal amount being subject to either a fixed interest rate or interest rate protection for a period of not less than two years. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K as of December 31, 2007.

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

Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective because of material weaknesses, discussed below, in our internal control over financial reporting.

As previously disclosed in our prospectus dated October 10, 2007 and filed with the Securities and Exchange Commission on October 11, 2007 and our Annual Report on Form 10-K for the year ended December 31, 2007, during the preparation of the financial statements of Virgin Mobile USA, LLC for the six months ended June 30, 2007, we identified errors in our financial statements in the amount of $0.5 million, $(0.3) million, $(0.3) million and $3.8 million to our net income (loss) for the years ended December 31, 2006, 2005, 2004 and for the three months ended March 31, 2007, respectively. These errors, which we have determined to be material weaknesses in our internal controls over financial reporting, were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues, which overstated our net service revenue and overstated our cost of service in each period, except for the three month period ended March 31, 2007, which understated our net service revenue and overstated our cost of service. We corrected these errors through a restatement of our results for the three month period ended March 31, 2007 and an out-of-period net adjustment amounting to $(0.1) million (comprised of the cumulative effect of the prior year errors in the amount of $0.5 million, $(0.3) million and $(0.3) million for the years ended December 31, 2006, 2005 and 2004, respectively) reflected in our financial statements for the six months ended June 30, 2007 and the nine months ended September 30, 2007. We have not restated our financial statements for any period ended on or prior to December 31, 2006, as we do not believe these errors were material to any interim or annual prior periods. The impact of the out-of-period adjustments in 2007 were not material to our financial statements for the three month period ended March 31, 2007, the six month period ended June 30, 2007, the nine month period ended September 30, 2007 and our financial results for the year ended December 31, 2007.

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

We are subject to legal proceedings and claims arising in the normal course of business. We assess its potential liability by analyzing litigation and regulatory matters using available information. We develop views on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. We accrue a liability if it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The information set forth in Note 12 to our financial statements, “ – Commitments and Contingencies,” on page 18 of this report is incorporated herein by reference.

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

Except as set forth below, there have been no material changes in the information provided under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

Recent Developments in the U.S. and Global Financial Markets May Materially Affect Our Business and Financial Condition

Recent developments in the U.S. and global financial markets have illustrated that the current environment is one of extraordinary and unprecedented uncertainty and instability for many companies. A number of significant transactions and events have occurred with respect to participants in the financial services and insurance industries, including the failure or forced sale of several banks and other institutions and broad scale market intervention by governments in the U.S. and abroad. Global financial markets continue to experience substantial disruptions and liquidity shortages.

The existing market dislocation and the continuation of the global economic downturn could adversely affect consumer spending, the availability of credit to us or to businesses generally and further contribute to an overall weakening of the U.S. and global economies and, consequently, materially and adversely affect our business, financial condition and results of operations.

The value of our equity securities could continue to be volatile.

Our Class A common stock has experienced substantial price decline. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many companies in a manner unrelated to the operating performance of these companies. The overall market and the price characteristics of our common stock may continue to fluctuate greatly. The trading price of our Class A common stock may be significantly affected by various factors, including:

•	Our results of operations;

•	Announcements by us or by our competitors of significant events, including acquisitions;

•	Threatened or pending litigation;

•	Changes in investors’ and analysts’ perceptions of our industry, business or any of our competitors’ businesses;

•	Investors’ and analysts’ assessments of reports prepared or conclusions reached by third parties;

•	Changes in legislation;

•	Broader market fluctuations;

•	General economic or political conditions;

•	Material internal control weaknesses;

•	Failure to timely file periodic reports; and

•	Delisting by the NYSE.

Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain or attract key employees. Many of these key employees are granted stock options and restricted stock, the value of which is dependent on our stock price.

If we do not meet the New York Stock Exchange listing requirements, our common stock may be delisted.

Our Class A common stock listed on the New York Stock Exchange and subject to various NYSE listing requirement. These requirements include, among other things, that we maintain an average closing share price of at least $1.00 and an average market capitalization above $100 million over thirty consecutive trading days. In October 2008, our closing share price was below $1.00 on several occasions and our market capitalization (including the value of our Virgin Mobile USA, L.P. interests) was below $100 million. If we fail to maintain compliance with the NYSE listing requirements, the NYSE may initiate suspension and delisting procedures.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 22, 2008, in connection with the Helio acquisition, the Company issued 50,000 shares of Series A Preferred Stock (the “Preferred Stock”). Of the Preferred stock issued, 25,000 shares were issued to the Virgin Group and 25,000 shares were issued to an affiliate of SK Telecom. The Preferred Stock was issued at the stated value of $1,000 per share, with proceeds to the Company of approximately $50 million. The liquidation value of the Preferred Stock is $1,000 per share, which, if paid, will be drawn from those assets of the Company available to its stockholders. The Preferred Stock carries a cumulative 6% annual dividend payable semi-annually, which will be paid with additional shares of Preferred Stock at the stated value of $1,000 per share.

Subject to the approval by the stockholders of the Company, each share of the Preferred Stock will be mandatorily convertible into 117.64706 shares of the Company’s Class A common stock, upon the earlier of (i) August 22, 2012 and (ii) such time as the market price of the Company’s Class A Common Stock exceeds $8.50 per share. Subject to approval by the stockholders of the Company, the Preferred Stock will be convertible at the option of the holder after 18 months after the date of issuance. Should the Company fail to obtain stockholder approval of the conversion feature, the Preferred Stock will be redeemed on August 22, 2012 by cash payment at the stated value of $1,000 per share.

The $50 million of proceeds received by the Company was used to pay down a portion of the outstanding principal under the Senior Credit Agreement (see Notes 4 and 5 to the Condensed Consolidated Financial Statements). The securities described above were issued in reliance on the exemption contained in Section 4(2) of the Securities Act on the basis that the transactions did not involve a public offering. No underwriters were involved in that sale.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the amendments to the PCS Services Agreement entered into in the second quarter. The Fourth and Fifth Amendments were filed as Exhibits 10.1 and 10.2, respectively, to our Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed on August 14, 2008.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virgin Mobile USA, Inc.

November 12, 2008	/s/ John D. Feehan, Jr.
John D. Feehan, Jr.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibits	Description

3.1	Amended and Restated Certificate of Incorporation *

3.2	Second Amended and Restated Bylaws **

4.1	Amended and Restated Stockholders’ Agreement, dated October 16, 2007 **

4.2	Registration Rights Agreement, dated October 16, 2007 *

31.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Combined Financial Statements of Helio, Inc. and Helio LLC as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 ***

99.2	Combined Financial Statements of Helio, Inc. and Helio LLC as of June 30, 2008 and for the six months ended June 30, 2008 and 2007 ***

99.3	Pro forma financial information relating to the acquisition of Helio LLC***

*	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 16, 2007.

**	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on August 28, 2008.

***	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the Commission on November 7, 2008.