Form 10-K
period 2008-12-31
Virgin Mobile USA, Inc.
filed 2009-03-09
CIK 1396546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity of the Company held by non-affiliates was $81.7 million.

The number of shares of each of the registrant’s classes of common stock outstanding as of February 28, 2009 was as follows:

Class A common stock, par value $0.01 per share	65,009,079
Class B common stock (privately held)	2
Class C common stock (privately held)	115,062

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on May 20, 2009 are incorporated by reference into Part III of this Form 10-K.

Introductory Note

In this annual report on Form 10-K (the “annual report”), unless we state otherwise or the context otherwise requires, the terms (1) the “Company”, “we”, “us” and “our” refer to Virgin Mobile USA, Inc., a Delaware corporation, and its consolidated subsidiaries; (2) “Operating Partnership” refers to Virgin Mobile USA, L.P., a Delaware limited partnership through which we conduct our business; (3) “Helio” refers to Helio LLC, a Delaware limited liability company; (4) “SK Telecom” refers to SK Telecom Co., Ltd., a company organized under the laws of the Republic of Korea, and its affiliated entities; (5) “Sprint Nextel” refers to Sprint Nextel Corporation, a corporation organized under the laws of the state of Kansas, and its affiliated entities; (6) the “Virgin Group” refers to Virgin Group Holdings Limited, a British Virgin Islands company, and its affiliated entities; and (7) “EarthLink” refers to EarthLink, Inc., a Delaware corporation.

Certain of the titles and logos of our products referenced in this annual report are our intellectual property or used by us under license. Each trade name, trademark or servicemark of any other company appearing in this annual report is the property of its holder.

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

In this annual report, unless we state otherwise, (1) references to “Nielsen Mobile” refer to Nielsen Mobile’s Quarterly Prepaid Report for the quarter ended December 31, 2008, (2) references to “IDC” refer to International Data Corporation’s QView for the quarter ended September 30, 2008, (3) references to “Current Analysis” refer to Current Analysis, Inc.’s report published in 2007, (4) references to the “Yankee Group” refer to the Yankee Group’s Market Adoption Monitor and Forecast published in 2007, and (5) references to “Market Tools” refer to MarketTools ZoomPanel, an online panel of highly representive consumers.

The following annual report should be read in conjunction with our financial statements and related footnotes included in Item 8 of this document. Unless the context indicates otherwise, whenever we refer in this annual report to a particular fiscal year, we mean the fiscal year ending December 31 in that particular calendar year.

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

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes to our business resulting from increased competition;

•	our ability to develop, introduce and market innovative products, services and applications;

•	our customer turnover rate, or “churn”;

•	bulk handset purchase and trading schemes;

•	changes in general economic, business, political and regulatory conditions;

•	availability and cost of the nationwide Sprint PCS network and Sprint Nextel’s costs associated with operating the network;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies;

•	the degree of legal protection afforded to our products;

•	changes in interest rates;

•	changes in the prices of mobile phones that we purchase from manufacturers;

•	changes in the composition or restructuring of us or our subsidiaries and the successful completion of acquisitions, divestitures and joint venture activities; and

•	the various other factors discussed in the “Risk Factors” section of this report.

Many of these factors are macroeconomic in nature and are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this annual report as anticipated, believed, estimated, expected, intended, planned or projected. We neither intend nor assume any obligation to update these forward-looking statements, which speak only as of their dates.

PART I

Item 1.	Business.

Overview

We are a leading national provider of wireless communications services, offering prepaid services and, following the acquisition of Helio LLC, postpaid services targeted at the youth market. Our customers are attracted to our products and services because of our flexible terms, easy to understand and value-oriented pricing structures, stylish handsets offered at affordable prices and relevant mobile data and entertainment content. Our prepaid product and service offerings have no annual contract or credit check and we attract a wide range of customers, approximately half of whom are ages 35 and under. Our voice and data plans allow our customers to talk, use text messaging, picture messaging, email and instant messaging on a per usage basis or according to the terms of our monthly hybrid plans. Following the acquisition of Helio on August 22, 2008, we began to offer postpaid voice and data plans, some with two-year contracts, for both individuals and families.

We were founded as Virgin Mobile USA, LLC, a joint venture between Sprint Nextel and the Virgin Group, and launched our service nationally in July 2002. In October 2007, we completed our initial public offering (the “IPO”) and a related reorganization. Following this reorganization, Virgin Mobile USA, LLC converted into a Delaware limited partnership, changed its name to Virgin Mobile USA, L.P. (the “Operating Partnership”) and became the indirect, majority-owned subsidiary of Virgin Mobile USA, Inc., a holding company which holds partnership units in the Operating Partnership directly and indirectly through Bluebottle USA Investments L.P. (“Bluebottle Investments”) and Bluebottle USA Holdings L.P. (“Bluebottle Holdings”). Virgin Mobile USA, Inc. also holds the outstanding limited liability company interests of VMU GP, LLC, the general partner of Bluebottle Investments. As an indirect owner of VMU GP1, LLC, the sole general partner of the Operating Partnership, Virgin Mobile USA, Inc. operates and controls all of the business and affairs of the Operating Partnership. Sprint Nextel, EarthLink and Virgin Mobile USA, Inc. and its subsidiaries are the only partners of the Operating Partnership. Virgin Mobile USA, Inc. consolidates the financial results of the Operating Partnership, and the ownership interest of Sprint Nextel, EarthLink and SK Telecom in the Operating Partnership in the year ended December 31, 2008 is treated as a minority interest in our consolidated financial statements.

In August 2008 we acquired Helio, a provider of postpaid wireless products and services with a customer base of approximately 170 thousand. The Helio acquisition allowed us to offer high-value postpaid services and to acquire a unique and differentiated set of data applications that we expect to offer across our customer base. As of December 31, 2008, we served approximately 5.4 million customers (including Helio customers), an increase of 5.8% compared to the approximately 5.0 million customers we served as of December 31, 2007.

We market our products and services under the “Virgin Mobile” and the “Helio by Virgin Mobile” brands. We have exclusive rights to use the Virgin Mobile brand, which enjoys strong brand awareness, for mobile voice and data services through 2027 in the United States, Puerto Rico and the U.S. Virgin Islands through a trademark license agreement with the Virgin Group. We control our customers’ experience and all customer “touch points”—including brand image, web site, retail merchandising, service and product pricing, mobile content, marketing, distribution and customer care—but as a mobile virtual network operator, or MVNO, we do not own or operate a physical network, which frees us from related capital expenditures. This allows us to focus our resources and compete effectively against the major national wireless providers in our target market. We primarily focus on wireless consumers who use 200 to 1,000 minutes per month. According to Market Tools, 70% of wireless consumers use fewer than 1,000 minutes per month. According to Nielsen Mobile, prepaid subscribers average 425 minutes of calling per month.

We provide our services using the nationwide Sprint PCS network. We purchase wireless network services at fixed rates pursuant to our agreement with Sprint Nextel, under which Sprint Nextel provides the Company with access to its wireless voice and data services operating on the nationwide Sprint PCS network (the “PCS Services Agreement”). As a result, we are able to manage our network costs while dedicating our resources to acquiring and servicing customers rather than to acquiring spectrum or building and maintaining a wireless network.

We operate in the highly competitive and regulated wireless communications industry. The primary bases of competition in our industry are the prices, types and quality of products and services offered. As the wireless communications industry continues to grow and consolidate, we continually reassess our business strategies and their impact on our operations. Our strategies have included pricing our handsets competitively to grow and maintain our customer base. We expect these strategies to continue in the future. We continually monitor the impact of handset prices on the profile of our new customers, the behavior of our existing customers and our financial performance. We make adjustments to our pricing strategy accordingly, including lowering or raising handset prices as necessary. Many factors, including risk factors described in the “Risk Factors” section of this annual report, could adversely affect our results, performance and achievements.

The following diagram depicts our current organizational structure:

Business Model

As a mobile virtual network operator, or MVNO, we dedicate the majority of our resources to acquiring and servicing customers rather than acquiring spectrum or building and maintaining a capital intensive wireless network. As a result, in the year ended December 31, 2008, we expended approximately 1.4% of our revenues on capital expenditures (mostly to support information technology and customer support infrastructure). Moreover, the simple, grab-and-go packaging of our handsets enables efficient distribution in third-party stores, saving us the expense of owning and operating our own retail stores.

Business Strategy

The following are core components of our business strategy:

Focus on Fast-growing Segments of U.S. Wireless Market. We believe there is substantial demand in the United States for our straightforward, value-oriented prepaid and postpaid wireless communication services. The Yankee Group projected that the number of users of wireless service in the under 35 year-old segment in the United States would increase by 16 million from 2006 to 2008, representing approximately 42% of the total growth in U.S. wireless customers over the same period. According to the Yankee Group, as of December 31, 2008, there were approximately 49.5 million prepaid wireless customers in the United States, with the U.S. prepaid and hybrid market representing 18.1% of total wireless customers. That number is expected to grow to approximately 62.1 million by the end 2011, or approximately 20.9% of all wireless customers in the United States. We plan to continue to focus upon the under 35 year-old segment and grow our market share by continuing to tailor our products, services and advertising message to this market, leveraging our brand through new and existing distribution channels and utilizing select youth-oriented media channels that specifically resonate with our target market.

Continue Product and Service Innovation. We continually innovate and strive to adapt to our customers’ needs. In February 2008, for example, we launched a suite of new service plans designed to broadly appeal to higher-usage, higher-revenue customers. Our monthly hybrid plans, which range from $20 each month to $79.99 each month, include anytime and night and weekend minutes without long-term contracts or commitments—effectively expanding the prepaid market to include some customers who previously might have selected a postpaid service. We intend to continue our efforts to address our market’s evolving needs and to offer innovative and popular products and services ahead of our competitors.

Enhance Our Brand Strength. We aim to maintain and strengthen a vibrant brand image that resonates with our customers and distinguishes us from other wireless communications providers. Our goal is to attract and retain customers through our youth-oriented marketing message and service offerings that are straightforward, flexible and a good value. For example, our marketing events in 2008 included the Virgin Mobile Festival, a two-day event that drew approximately 60 thousand fans to see major performing artists, increasing brand awareness for the brand and our products and services. We will continue to leverage our brand through innovative services, targeted marketing, advertising, product packaging, point-of-sale materials and our website.

Leverage Our Scale and Infrastructure to Drive Profitable Growth. As of December 31, 2008, our customer base was approximately 5.4 million. We have built our infrastructure to support future growth in customers and usage while leveraging the advantages of our predominantly variable cost structure. As we continue to scale the business, we expect our growing customer base to translate into improved cost economies without the need for substantial capital investment.

Customer Acquisition

Our customer acquisition approach is based on the acquisition cost and expected value of each customer. Our promotional offers are typically consumer driven, linking the purchase of our airtime with the purchase of our handsets and other products and services.

We have identified a number of customer acquisition principles that we believe are critical to our success, including:

•	Marketplace segmentation that allows us to connect effectively with the best prospects through targeted use of media and an array of marketing vehicles;

•	Compelling, focused marketing messages aimed at our best prospects;

•	Simple value proposition and service that is easy to articulate, understand, evaluate, buy and use;

•	Good value and fair pricing;

•	Innovative and exciting design in our products, packaging and point-of-sale presentation;

•	Easy and efficient account activation and maintenance through our website and other self-service tools and customer service;

•	Friendly and efficient customer care resulting in high customer satisfaction; and

•

Extensive distribution network of approximately 150 thousand third-party retail stores that offer account replenishment, or Top-Up cards, including more than 40 thousand retail locations that also sell our handsets. Our retail partners include national chains such as Amazon.com, Best Buy, CVS, K-Mart, Meijer, RadioShack, Rite Aid, Sears, 7-11, Sprint Nextel Stores, Target Stores, Walgreens and Wal-Mart.

The prepaid wireless communications business in the United States is seasonal and is often disproportionately dependent on fourth quarter results. Our business has experienced a similar pattern and we expect this pattern to continue in the future. We rely heavily and concentrate our marketing efforts on key promotional periods, including Valentine’s Day, “Dads and Grads,” Back to School, school graduation and the November/December holiday season.

Products and Services

We offer a range of products and services that are designed to meet the lifestyles of our target market.

Voice Services. We offer high-quality wireless services using the nationwide Sprint PCS network. In addition to voice services, our services include additional calling features such as voicemail and caller identification at no extra cost, as well as directory assistance and international calling.

Data Services. Our target customers use mobile data services at rates higher than those of the average wireless customer. In 2008, non-voice services represented 19.2% of our revenue, compared to 16.4% of our revenue in 2007.

We develop content and have entered into relationships with third parties to procure and offer customized content, graphics, messaging, music and other services, including:

•

Messaging (text or short message services, or SMS); multimedia services, such as picture messaging, instant messaging, or IM and email). We have partnered with Yahoo and AOL to provide our customers with mobile email and instant messaging.

•	Music (ringtones, text tones, alerts, artist profiles and communities).

•	Web browsing and search.

•	Downloadable games, customized wallpaper, screensavers and pictures.

Handsets. We offer stylish handsets at affordable prices. We currently offer fifteen handset models under the Virgin Mobile USA and Helio brands. Our handsets are affordably priced, with prices currently ranging from $9.99 to $149.99. We currently purchase our handsets from Kyocera Wireless Corp., LG Electronics MobileComm U.S.A., Inc., Samsung Electronics America, Inc. and Personal Communications Devices LLC. We periodically negotiate to purchase handsets from other manufacturers. Although we attempt to maintain multiple vendors to the extent practicable, our handset inventory is currently acquired from only a few sources. We believe that our relationships with our suppliers are strong.

Each of our prepaid handsets is distributed in a simple package that can be picked up by a customer with no sales assistance. Each handset package includes everything a customer needs to get started, including the handset, battery, charger, initial credit for usage, promotional items and information that welcomes new customers to our service. Activation typically takes less than ten minutes on our website or through our customer service group, Virgin Mobile At Your Service. Our handsets are intended only for use with our wireless services.

Virgin Mobile Sugar Mama. Our Sugar Mama program is a service enhancement and mobile media platform that allows our customers to earn up to 75 minutes in airtime per month by viewing advertisements from several business partners. In the past, our Sugar Mama business partners have included companies, brands and institutions such as American Legacy Foundation, Levi Strauss, Showtime Networks, the U.S. Navy, Sony Pictures, Sony Music Entertainment, Unilever and Microsoft’s Xbox. Internet access is required to establish and manage a Sugar Mama account. Customers generally must view an advertisement, rate it and answer a survey to receive airtime awards. As of December 31, 2008, our Sugar Mama program had approximately 900 thousand registered customers.

Content Related Quality Control. We have implemented policies to ensure the safety of our content and to safeguard against objectionable material. Our customers are prohibited from using our services for any illegal purpose. They are further prohibited from publishing, copying or reproducing (1) objectionable content or content that is offensive to third parties; (2) content that may infringe upon the patent, trademark or other intellectual property of others; (3) content used for purposes of solicitation of other customers or any other commercial purpose; or (4) content that could be harmful to other customers, such as content containing electronic viruses or “worms.” We reserve the right to remove any content that we, in our sole discretion, deem to be objectionable and to suspend or terminate the services of those we find to be in violation of our policies.

Pricing and Payment

Our wireless services are intended to be straightforward and easy to use. While our customers have the option of choosing fixed-term postpaid contracts, we do not require them to do so. We offer our products and services on a flat per-minute basis and on a monthly basis for specified quantities of minutes purchased in advance—without requiring our customers to enter into long-term contracts or commitments in connection with fixed-term contracts.

Minute-based plans. We currently offer two plans under which our customers can pay by the minute. The first offers airtime costing $0.20 per minute, with the ability for customers to purchase optional add-on packages of minutes, or “Minute Packs,” costing $20, $30 and $50 per month for 30-day bundles of 200, 400 and 1,000 “anytime” minutes, respectively. If a customer purchases another Minute Pack within 30 days of the customer’s last purchased Minute Pack, the customer may roll forward up to 5,000 unused Minute Pack minutes for an additional 30 days. The second offers airtime costing $0.10 per minute for a $6.99 monthly fee. Neither of our prepaid plans feature separate night and weekend rates.

Monthly plans. We currently offer several plans under which our customers can purchase airtime in advance on a monthly basis. These plans range from $24.99 per month for 200 “anytime” minutes and 500 separate night and weekend minutes to $79.99 per month for “Totally Unlimited Calling.”

Postpaid plans. We offer postpaid plans to customers under the Helio by Virgin Mobile brand name under which customers pay on a monthly basis for fixed terms up to two years. We currently offer three “A La Carte” postpaid plans ranging from $40 for 500 daytime minutes to $80 for unlimited minutes. We also offer three postpaid “All-In” plans ranging from $65 for 500 daytime minutes, unlimited night and weekend minutes and unlimited domestic text, picture, video and instant messaging, in addition to other features, to $99 for unlimited minutes and unlimited domestic text, picture, video and instant messaging, in addition to other features. We collect certain personal information from postpaid customers which we use for billing purposes, and require such customers to have and maintain satisfactory credit to receive and continue to receive our services. We reserve the right to suspend or terminate services to a customer if we determine at any time that payment for services may not be made when due.

Messaging. We currently offer several plans under which our prepaid customers can pay for domestic messaging services either on a monthly basis or per-message basis. Customers may choose from one of the following basic monthly pricing plans for domestic email, text, picture and instant messaging: (1) $5.00 per month for 200 messages; (2) $10.00 per month for 1,000 messages; and (3) $20.00 per month for an unlimited number of email, text, picture and instant messages. Customers using monthly plans which require a registered payment method may choose from one of the following basic monthly pricing plans for domestic email, text, picture and instant messaging: (1) $5.00 per month for 1,000 messages; and (2) $10.00 per month for an unlimited number of domestic email, text, picture and instant messages. Customers may also choose to pay by the message, at a rate of $0.15 per domestic email, text and instant message and $0.25 per picture message.

International. We provide international voice service that allows our customers to make and receive calls to and from approximately 220 countries worldwide. Customers making international calls are charged an international per-minute rate for each country in addition to the standard airtime rate of the respective customer’s applicable plan. In addition, we offer international text messaging services priced on a per message basis. International text messages are $0.20 to send and $0.10 to receive. Standard domestic rates apply to calls to Puerto Rico and the United States Virgin Islands.

Feature Pricing. Additional features fall into three general categories: (1) ringtones and other mobile music content; and (2) downloads, including games and graphics; and (3) mobile web browsing. All additional features are priced individually or offered on a daily or monthly subscription basis.

Top-Up Cards and Payment Methods. Our prepaid customers may use Top-Up cards—available in increments of $10, $20, $30, $50, and $90—to add money to their accounts. Our Top-Up cards are currently offered at approximately 150 thousand third-party retail locations throughout our coverage area. Customers may use Top-Up cards to add cash to their account balances for our prepaid minute based plans, recurring charges for certain of our monthly plans, text and picture messaging and mobile content. For those plans that do not require a registered payment method, customers may also elect to register a credit card, debit card or PayPal account to credit their accounts automatically on a monthly basis or when their accounts reach a specified minimum amount.

Legacy Pricing Offers. In addition to the pricing plans for our products and services described above, approximately 0.9 million of our customers use wireless services under our previous pricing plans, including our prepaid and monthly hybrid plans that predated new offers launched in February 2008, and our other “Minute2Minute” and “Day2Day” plans. Customers using our “Minute2Minute” plan are charged $0.25 per minute for each of the first 10 minutes of each day, and $0.10 for every minute thereafter. Customers electing our “Day2Day” plan are charged $0.35 per day and pay $0.10 for each minute of use. These pricing plans are not available to new customers.

Sales and Distribution

We use direct and third-party distribution channels to market our products.

Direct Distribution Channels. Our direct distribution channels consist of our website and Virgin Mobile At Your Service, our toll-free customer care center. Customers may purchase airtime directly from us by using a credit card, debit card or PayPal account or Top-Up card purchased at a third-party retail store, either using their handsets or through our website or customer care center. Customers may also register a credit, debit card or PayPal account with us, which allows them to elect to automatically add minutes to their account (1) once every month on a specified date, (2) once every 90 days, or (3) when their balance falls below $5 (or, for customers on certain minute-based plans that are no longer available, when their balance (i) falls below $5 or (ii) 90 days from their last Top-Up, whichever comes first).

These channels fulfill the needs of a wide range of customers and prospects by providing means of purchasing products and services, replenishment, or Top-Up, as well as account services. As a source of sales, these channels represented approximately 2.42% of our 2008 total new customer additions (through both retail and direct channels). Periodically, we use direct promotions to increase sales in these channels. We advertise these promotions primarily through our online website, through Internet advertisements on third-party websites and through search engine advertising, as well as email and SMS communications to customers to stimulate referrals.

Our website also serves as an effective resource for potential customers to consider our products and services and an efficient channel for potential customers to buy products and activate their accounts as well as for existing customers to manage and service their accounts (adding airtime, changing their service plans, upgrading handsets, browsing and buying mobile content). Our website has low incremental operating costs and no third-party retailer subsidies. As a result, our website assists in reducing our customer acquisition, retention and service costs and is our most cost efficient advertising venue.

Third-Party Retail Distribution Channels. Our distribution network includes over 40 thousand stores selling handsets and approximately 150 thousand third-party retail stores selling Top-Up cards in the United States, Puerto Rico and the U.S. Virgin Islands. We intend to continue to expand our distribution network of retail partners.

We rely on four third-party retail distribution channels for product placement within their stores to promote the sale of our handsets to grow our customer base. As of December 31, 2008, we had direct or indirect arrangements with approximately 15 national retailers and a number of regional retailers, including Amazon.com, Best Buy, CVS, K-Mart, Meijer, RadioShack, Rite Aid, Sears, 7-11, Sprint Nextel Stores, Target Stores, Walgreens and Wal-Mart. In the first half of 2008, we entered into three agreements to expand our retail presence, entering new agreements with American Wireless and Sears and expanding our relationship with Wal-Mart. Collectively, these arrangements expanded our retail footprint by approximately two thousand doors in 2008. In addition, we have distribution arrangements with the Internet retailer Amazon.com and with certain other retailers, including Best Buy, RadioShack, Target and Wal-Mart, to offer our products on their websites.

As of December 31, 2008, sales through our third-party retail distribution channels represented approximately 95% of our total sales revenue (consisting of aggregated revenues from sales of our handsets and revenue realized upon use of our Top-Up cards) with Wal-Mart accounting for more than 10% of our total sales revenue. As of December 31, 2008, we also distributed our products through five other distribution agents for independent dealers which collectively represented approximately 11% of the total retail locations offering our products. Under our distribution agreements with these agents, we distribute our handsets and Top-Up cards to approximately 4,700 independent, regional wireless telecommunications dealers and stores.

To manage our relationship with third-party retail distribution channels, we have a dedicated internal sales force of approximately 32 representatives, and we have retained firms to provide regional support services. Our sales force is supplemented by a cross-functional team for each retail account consisting of members of our retail channel implementation, information technology, supply chain, brand, finance and legal teams. We provide our sales representatives with in-depth product and sales training to allow them to explain our products and services simply and clearly. We also have programs to train indirect representatives and retailers’ sales representatives.

Marketing

Our marketing and promotion activities distinguish and differentiate our brand through a focused and efficient use of communication vehicles based on measured impact. We also develop initiatives that enhance our brand position and differentiate us in the marketplace, such as the RE*Generation, our charitable campaign, and by sponsoring special events like the annual Virgin Mobile Festival and our sponsorship of the 2009 Britney Spears Circus Tour—entitled “Virgin Mobile Presents The Circus Starring Britney Spears.” Our marketing campaigns, which extend across a variety of traditional, nontraditional and in-store media, promote key components of our value proposition and create an engaging dialogue with our prospects and customers. These campaigns are designed to increase consumer awareness, brand affinity, consideration and sales of our products and services. Support points of our overall value proposition include:

•	Monthly Plans without Annual Contracts that include “Totally Unlimited Minutes” and Unlimited 7PM Nights and Weekends;

•	Prepaid Plans without Annual Contracts that offer simple flat-rate minutes or Minute Packs that allow customers to buy minutes and roll forward unused minutes;

•

Individual and family contract plans featuring a range of 3G handset options, including the Ocean and Ocean 2 handsets, which allow users easy and fast access to social networks and features like Google Maps, Garmin Mobile, MySpace and YouTube;

•	Unlimited Text and Messaging for as little as $10 per month;

•	Comprehensive coverage on the nationwide Sprint PCS network;

•	No activation fees on prepaid plans;

•	The ability to adjust or change plans at any time;

•

Online account management and industry-leading customer service (according to Market Strategies, Inc., approximately 90% of our pre-paid customers are happy with their service and would recommend it to a friend); and

•	Free minutes earned by our pre-paid customers for watching advertisements on Sugar Mama or through Studio V, our mobile content marketplace where users can create and sell their own mobile content.

As a central component of our marketing approach, we create year-round promotional plans and campaigns with our retail partners (Wal-Mart, Target, RadioShack, Best Buy and others) and assist them in the development of in-newspaper circulars, point-of-sale displays, in-store signage and customized offers that drive channel sales. Key promotional periods include Valentine’s Day, “Dads and Grads,” Back to School and the November/December holiday season.

Our scale allows us to create our own major marketing and branding events, including the Virgin Mobile Festival, an annual music event featuring major performing artists that drew approximately 60 thousand fans in 2008. Our involvement and our presenting sponsorship include sweepstakes rewards, global streaming rights, the ability to sell sponsorships to other brands, on-site brand marketing and product demonstrations at an overall destination for our customers across the country, a distinctive VIP environment to entertain our many retail and trade constituents, and brand placement on all on-site and promotional media related to the event. In 2008, the Virgin Mobile Festival was nominated as U.S. festival of the year by Pollstar, a trade publication covering the worldwide concert industry.

Social Initiatives. Our RE*Generation charitable initiative is primarily dedicated to building awareness about and helping homeless youth. Our focus on this issue is based on extensive research and dialogue with our current and prospective customers regarding the causes about which they care most. The RE*Generation includes donations and service support to outstanding not-for-profit companies (including Stand Up For Kids and Children’s Health Fund), as well as a range of outreach efforts designed to give our customers, prospects, and employees the ability to get involved and help homeless young people through direct donations and the use of our products and services. For example, customers can donate funds from their account or clothing provided by American Eagle Outfitters directly via SMS text messaging. We donate a portion of our net profits from mobile data service downloads to help young people in need, either through direct contributions to our charitable partners, additional outreach efforts or by funding the cost of programs that support and raise awareness for young people in need. We believe that it is important to support causes that matter to our customers and that customers who get involved with this initiative are more engaged with our services and brand. According to PR Week and Barkley Public Relations’ “2007 Cause Survey,” more than 70% of consumers have purchased a product because the company brand supports a cause they believe in.

Marketing Team. Our marketing team includes the following groups: (1) Consumer Insight and Marketing, which is responsible for our target audience identification, go-to-market and demand-creation strategies, all aspects of our customer-facing marketing efforts, and execution of our advertising campaigns; (2) Brand Development and Partnerships, which identifies and develops partnership programs and implements our events and sponsorships, including the Virgin Mobile Festival, Virgin Mobile Presents The Circus Starring Britney Spears, mobile ad sales (including Sugar Mama) and The RE*Generation; (3) Corporate Communications and Public Relations, which is responsible for developing public relations strategies and execution, press-generating events, and cultivation of relationships with traditional and social media; (4) Digital Marketing, Media Planning and Advocacy, which determines our most effective and efficient media mix and is responsible for our channel and media investments, website management, interactive marketing and online sales, and referral marketing; and (5) Brand and Operations, which is responsible for stewardship of the brand and includes an in-house creative services group.

Customer Care

Our customer care organization, known as Virgin Mobile At Your Service, is at the core of the Virgin Mobile brand. Our interactive voice response system, or IVR, operates in English, Spanish and Korean and handles about 180 thousand customer communications each day. The IVR is used by customers to perform many basic service transactions and get answers to frequently asked questions. After a customer’s initial selection they can always reach a live advisor if they choose. Our live advisors handle on average 70 thousand telephone calls each day from customers through fully-outsourced call centers in Utah, South Korea, Jamaica, Nicaragua and the Philippines, as well as home-based agents located across the United States. We respond to approximately 1,200 emails each day from customers through our fully outsourced offshore care centers in India and the Philippines. During the seasonal new customer peak activation periods we activated numerous fully-outsourced call centers throughout the world to accommodate the additional volume. Virgin Mobile At Your Service operates 15 hours a day on weekdays and 14 hours a day on weekends, 365 days a year.

We believe we are able to operate our customer care more efficiently than traditional wireless providers because our straightforward and easy to use product and services are designed for low customer maintenance. Approximately 88% of Top-Up transactions in 2008 were completed without the assistance of a customer care representative. As a result, we believe we require significantly fewer customer service representatives per customer than our competitors.

We outsource our call centers under agreements with ICT Group, Inc., Sitel Operating Corp., West Telemarketing Corp., Results Global Services, Teleperformance, and email-based support under an agreement with Patni Computer Systems Inc.

The success of our efforts in customer service is supported by the recognition we have received from third parties and our customers:

•	Pre-paid customer satisfaction ratings consistently exceed 90%, according to Market Strategies, Inc.

•	Approximately 90% of our customers would recommend Virgin Mobile to a friend (75% have done so), according to Market Strategies, Inc.

•	J.D. Power and Associates 2007 Award for Highest Wireless Prepaid Customer Satisfaction; recognized for exceeding industry standards in every surveyed customer service category (Aug. 23, 2007).

•

Forrester Research’s top ranking among National wireless carriers (November 2007 survey of nearly five thousand consumers) with the only “excellent” rating for ease of use. Virgin Mobile also was ranked highest by consumers for its usefulness and enjoyable customer experience.

•	J.D. Power and Associates 2006 Award for Highest Wireless Prepaid Customer Satisfaction (Aug. 24, 2006).

•	PC Magazine 2008, 2007 and 2006 Reader Choice for Satisfaction with Prepaid Service Providers.

•	J.D. Power Call Center Customer Satisfaction Excellence Award; recognized for providing an outstanding experience in our call centers nationwide (as compared to all communications providers) 2004.

Customer Base Management and Retention

We actively use customer lifecycle management initiatives to improve customer retention. Within 30 days of activation, all of our customers are scored for their propensity to churn using a statistical model measuring over fifty factors. Using this model, we are able to estimate the churn of our current customers and identify customers with the highest churn propensity. We can then focus lifecycle management spending on higher value, high-risk customers.

We have numerous systemic and outbound call systems in place to ensure that customers are constantly reminded of their balances, to Top-Up or of special offers for high-value customers. We also continuously deploy new lifecycle initiatives. We leverage all available channels to communicate and reinforce the value proposition of our highly competitive voice and data services offerings and deploy churn intervention programs at key lifecycle points utilizing direct marketing techniques. Our key churn reduction initiatives build upon proven successful programs and include: customer education, use of airtime incentives, discounts for replacement of lost, stolen and broken handsets, the recognition of high-value customers and win-back efforts focused on lapsed customers.

Our offerings and brand, combined with our high quality customer care and lifecycle management initiatives, allow us to maintain churn at levels below traditional prepaid levels. Our average monthly rate of customer turnover, or “churn” for the year ended December 31, 2008 was approximately 5.2%, compared to 4.9% in the year ended December 31, 2007.

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

Information Technology

On July 3, 2008, we signed an outsourcing agreement with IBM, to which we refer in this annual report as the “IBM Agreement.” We believe that by outsourcing the development and maintenance of our information technology to IBM, we will enhance our technological capabilities and be able to improve our product portfolio for new and existing customers. Our agreement with IBM requires IBM to provide information technology services to us through May 15, 2013. We have the right, but not the obligation, to extend the agreement with IBM for one additional year, to May 15, 2014, if certain conditions are met. In certain circumstances, we may increase or decrease the level of baseline services provided by IBM, along with related payments.

As part of the IBM Agreement, we transitioned our information technology, infrastructure and applications development to IBM’s service environment, and 46 of our employees transferred to IBM. We expect to complete the transition of our information technology, infrastructure and applications development to the IBM service environment in the first half of 2009. Prior to July 2008, we developed, procured, licensed, owned or maintained the IT systems required to operate our business.

Either party can terminate the IBM Agreement early under certain circumstances, but if we terminate the IBM Agreement solely for our convenience, we would be required to pay certain termination fees and wind-down charges. The minimum termination fee that we would be obligated to pay at the beginning of 2009 is approximately $13.0 million, which decreases over the life of the IBM Agreement. Wind-down charges are defined as non-cancelable lease payments, lease termination fees, certain salaries, benefits, relocation costs, severance costs relating to IBM employees that were formerly our employees, and certain other costs. Wind-down costs cannot be reasonably estimated at this time but could be material to our financial position if we elect to terminate the IBM Agreement.

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

Customer Relationship Management System. As the interface for customer care and customer account management, our customer relationship management system (CRM) enables us to (1) manage our customer account features and lifecycle, (2) store customer and account data, (3) monitor the status of customer accounts, (4) generate messages alerting customers of their account status, and (5) add starter airtime to newly activated customer accounts.

Value-Added Service Platforms. We deliver our services through the following value-added service platforms: (1) text messaging, (2) website, (3) WAP portal, (4) content delivery systems, and (5) Interactive Voice Response, or IVR, system. These platforms combine our proprietary technology with technologies provided by IBM and other third-party suppliers.

Retail Channels. We manage our retail relationships and channels through the following integrated systems:

•	Point of Sale. Integration between retailer point-of-sale and our systems provides us with the real time ability to unlock handsets and Top-Up cards, minimizing risk of theft and fraud.

•	Distribution. Integration between our systems and distribution center systems allows real time inventory tracking, ordering, reporting and reconciliation to retailers.

•	Banking. Integration between our systems and credit card processing systems enables replenishment, or Top-Up, and other purchase via credit or debit accounts and provides fraud controls and reporting.

Security and Controls. Together with IBM, we have implemented a comprehensive information security program utilizing technical, physical and administrative safeguards to protect against reasonably anticipated risks and to ensure compliance with any applicable statutory and regulatory obligations addressing information security protection. We utilize both internal and certified third-party resources to review and monitor adherence to industry and internally established security standards.

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

Logistics and warehousing. We rely on Brightpoint, Inc. (“Brightpoint”), a third-party logistics provider, for warehousing and logistical inventory support. Handset and other inventory providers ship items to Brightpoint, which receives them as a bailee and performs quality assurance activities according to our guidelines. Brightpoint maintains a modern warehouse facility in Plainfield, Indiana and facilitates the distribution of our merchandise and materials to retailers based on our direction.

Distribution. Generally, we negotiate and place orders for all handsets, kit accessories, kitting material, Top-Up cards, and point of sale material. Accessories offered via the web and some other miscellaneous items are ordered directly by Brightpoint. Retailers submit their own electronic orders, which we release based on product availability, retail credit status and necessary lead times. Brightpoint packages all items according to our and our retailers’ requirements and arranges and monitors all shipments. Once Brightpoint ships orders, we invoice retailers either directly or through an electronic data interface maintained by Brightpoint. We handle all collection functions internally.

Reverse Logistics. Brightpoint assists us in processing product returns and customer repair requests. Brightpoint receives all returned products and assesses them according to criteria we provide for product condition and account credits. In some instances, Brightpoint may reprogram handsets or ship them to the handset vendor or to repair facilities.

Competition

The wireless communications industry is extremely competitive and, from a customer entry perspective, increasingly saturated. Wireless communications providers are increasingly competing to provide both voice and non-voice services to this saturated market. We believe that our primary competition in the U.S. wireless communications market comes from national and regional wireless communications providers, including AT&T, Verizon Wireless, T-Mobile, Sprint Nextel, Metro PCS and Cricket. We also face competition from resellers or MVNOs such as TracFone Wireless. The intensity of the competition in the wireless communications industry may affect our performance and results. Non-voice services, including data transmission, text messaging, e-mail and Internet access, are also now available from personal communications service providers and enhanced specialized mobile radio carriers. In many cases, non-voice services are offered in conjunction with or as adjuncts to voice services.

In the future, we may also face competition from entities providing similar services using different technologies, including Wi-Fi, Worldwide Interoperability for Microwave Access, or WiMax, and Voice over Internet Protocol, or VoIP. In addition, other potential competitors have announced plans (or suggested that they intend) to enter the mobile services marketplace. As wireless service becomes a viable alternative to traditional landline phone service, we increasingly compete directly with traditional landline telephone companies for customers and they have begun to advertise aggressively in the face of increasing competition from wireless communications providers, cable operators and other competitors. Cable operators are providing telecommunications services to the home, and some of these carriers are providing local and long distance voice services using VoIP. In particular circumstances, these carriers may be able to avoid payment of access charges to local exchange carriers for the use of their networks on long distance calls. Cost savings for these carriers could result in lower prices to customers and increased competition for wireless services. Some of our competitors offer these other services together with their wireless communications service, which may make their services more attractive to customers. In the future, we may also face competition from mobile satellite service, or “MSS”, providers, as well as from resellers of these services. The Federal Communications Commission (“FCC”) has granted to some MSS providers, and may grant others, the flexibility to deploy an ancillary terrestrial component to their satellite services. This added flexibility may enhance MSS providers’ ability to offer more competitive mobile services. We may also face competition from wireless companies offering femtocells, which are relatively small wireless communications stations potentially suitable for installation in private residences and small businesses to route calls made on a mobile phone over the Internet.

There has also been an increasing trend toward consolidation of wireless communications providers through joint ventures, reorganizations and acquisitions, such as our own acquisition of Helio. These consolidated carriers may have substantially larger service areas, more capacity and greater financial resources and bargaining power than we do. As consolidation creates even larger competitors, the advantages held by our competitors may increase.

The wireless communications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless communications industry to be dynamic and intense as a result of the actions of competitors and the development of new technologies, products and services. We compete for customers based on numerous factors, including wireless system coverage and quality, service value proposition (minutes and features relative to price), local market presence, digital voice and features, customer service, distribution strength and brand name recognition. Some competitors also market other services, such as landline local exchange, Internet access services and femtocells, with their wireless service offerings. Competition has caused, and we anticipate will continue to cause, the decline of market prices for two-way wireless products and services. Wireless carriers have begun to offer calling plans with unlimited voice and data services for a flat monthly rate. The introduction of these plans will further pressure prices for mobile wireless services. Our ability to compete successfully will depend, in part, on our ability to distinguish our service from competitors through marketing and through our ability to anticipate and respond to other competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and competitors’ discount pricing and bundling strategies, all of which could adversely affect our operating margins, market penetration and customer retention. Many of the wireless communications providers in our markets have substantially greater financial resources than we do, and they may be able to offer prospective customers discounts or equipment subsidies that are substantially greater than those we are able to offer. While we believe that our various plans and our cost structure provide us with the means to react effectively to price competition, we cannot predict the effect that the market forces or the conduct of other operators in the industry will have on our business.

The following table summarizes our major competitors:

Category	Service Provider
Pure Prepaid	Boost Mobile (a product of Sprint Nextel), T-Mobile To Go, AT&T Go Phone, Verizon INpulse

Family plans of major providers	Verizon, AT&T, T-Mobile, Sprint Nextel

Hybrid offerings from major providers	AT&T GoPhone (Pick Your Plan), Verizon Easy Pay

Unlimited hybrid offerings	Cricket, Metro PCS

MVNOs	TracFone Wireless

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

While the U.S wireless communications market is very competitive, we believe that there are significant obstacles that keep most of the larger providers from directly competing with our service offering. In general, these carriers’ “umbrella” brands have failed to resonate with the youth market, and their strategies are focused on broad markets that include corporate and older customers and postpaid offerings. These providers may risk cannibalizing their existing customer base if they sought to compete more directly with us. In addition, the complexity of existing wireless offerings typically requires significant sales assistance that we believe is neither appealing to the youth market nor cost effective. We believe that there are also significant barriers to entry for companies attempting to enter the market with business models similar to ours due to the significant upfront investment to fund operating losses for several years prior to profitability.

We believe that we are strategically positioned to compete with other communications technologies that now exist. Continuing technological advances in telecommunications and FCC policies that encourage the development of new spectrum-based technologies make it difficult, however, to predict the extent of future competition.

Regulation

The FCC has statutory jurisdiction and regulatory authority over the licensing, operation, and offering of wireless services. As an MVNO, many of the FCC’s regulations do not apply to us because we do not hold wireless radio licenses or operate network facilities. Our operations, however, are subject to certain FCC regulations since we are considered: (1) a telecommunications carrier, (2) a commercial mobile radio services (CMRS) provider, and (3) a common carrier under the FCC’s regulations and the Communications Act of 1934, as amended. As noted below, we are also regulated, to varying degrees, by state and local governments. In addition to others, we are currently subject to the following regulatory programs:

Universal Service Fund (USF). The FCC and many state public utility commissions (PUCs) have established USF programs to ensure that affordable telecommunications services are widely available. Funds from these programs are used to reimburse communications carriers that provide subsidized communications to lower-income customers or individuals living in rural areas. All telecommunications carriers must contribute to these funds. The FCC has undertaken a rulemaking proceeding for the comprehensive reform of the manner in which it assesses carrier USF contributions, the methods by which carriers may recover their costs from customers and the system through which USF funds will be distributed among and between states, carriers and services. As part of this proceeding, the FCC has proposed to transition to a connections-based or numbers-based approach for USF contributions. Under such a system, we would be required to contribute a per-connection or per-number flat fee for each connection or number that we serve, which may significantly increase our USF payments and cause us to increase our rates. In its proceeding, the FCC proposed to exclude prepaid wireless carriers from any per-connection or per-number fee, requiring these carriers instead to remit USF payments based on the amount of interstate and international minutes used by customers. No final decision has been made by the FCC in its proceeding. We are unable to predict the effect that any revised regulations adopted in the aforementioned proceeding would have on the expected amount of our USF payments, which could affect our costs of doing business and have a material effect on our business operations and financial results.

We currently remit approximately 11% of our interstate voice revenues to the federal USF program. We have contributed in excess of $86 million to the USF since our launch in 2002 and, in December 2007, applied for a waiver of certain requirements to become eligible to receive funds to support services to low-income customers. Another wireless reseller already has received a waiver of these requirements from the FCC and currently offers subsidized services to lower-income customers, and other carriers may do so in the future, which may affect our ability to acquire customers for these subsidized services.

Enhanced 911. The FCC’s enhanced 911 (E911) regulations require CMRS providers to enable emergency services personnel to locate wireless customers according to specified accuracy guidelines. Pursuant to these regulations, the FCC requires us to incorporate E911 features and capabilities into a specified percentage of our handsets. We may not be able to provide E911 services throughout our service area because our ability to offer these services is dependent on Sprint Nextel’s deployment of facilities necessary to deliver E911 calls to emergency services personnel. Sprint Nextel’s construction of these facilities is occurring on a market-by-market basis as local emergency service agencies become equipped to handle E911 calls.

The FCC has adopted regulations requiring greater accuracy in establishing the location of a wireless subscriber placing an E911 call. Any additional E911 regulations adopted by the FCC may require us to expend additional capital and resources, which may affect our business operations and financial results.

Many state and local governments have imposed flat, per-customer monthly fees on wireless providers to support implementation of E911 services in their area. We remit these fees in states where we are statutorily required to do so. In the future, other states may extend these requirements to us, or increase the fees that we already remit, which could affect our costs of doing business and have a material effect on our business operations and financial results.

Customer Privacy and Promotional Activities. We are subject to various federal and state laws governing the privacy of customers’ personal information, including FCC regulations governing customer proprietary network information (CPNI). The FCC has aggressively enforced its CPNI regulations and imposed substantial fines on wireless carriers that have not complied with these regulations. In 2007, the FCC adopted new CPNI regulations and proposed additional regulations on carriers’ use and handling of customer records and data. Certain aspects of the FCC’s CPNI regulations restrict our ability to use such information for promotional purposes. Material rule changes to the FCC’s regulations may impose additional costs on us or require us to make material changes to our business or marketing practices, which may affect our business and financial results.

Additional federal and state laws also limit our ability to contact customers by telemarketing or email to advertise our services. For instance, using its authority under the Telephone Consumer Protection Act of 1991, the FCC has implemented a national do-not-call list to prohibit entities from making telemarketing calls to any customer, absent a relevant exemption, who has included their number on the list. The Federal Trade Commission operates its own national do-not-call list, as do many states. Significant changes to these laws may impact our ability to attract and retain customers.

Telecommunications Relay Services. Under federal law, CMRS providers must take steps to enable hearing impaired and other disabled persons to have reasonable access to wireless services. Under these regulations, we currently pay an annual assessment of 0.01012 percent of our interstate voice revenue to the FCC to support relay services for the disabled.

Hearing-Aid Compatibility. The FCC requires CMRS providers to offer customers a specified number of digital wireless handsets that are compatible with hearing aids. These regulations require us to incorporate certain hardware and software into our handsets to ensure that our handsets do not interfere with a customer’s hearing aid. The incorporation of these features and capabilities into our handsets may increase their cost, which may reduce the demand for our handsets and services.

State Regulations. While the Communications Act generally preempts state or local regulation of the market entry or rates charged by wireless carriers, we are subject to a number of PUC regulations that govern the terms and conditions of our offerings, including billing practices, customer disputes and other consumer protection matters.

In addition to the foregoing regulations to which we are subject directly, the nationwide Sprint PCS network operations are subject to regulation by the FCC, as well as state and local governments. Changes to FCC, state or local regulations could affect the wireless coverage Sprint Nextel is able to provide to us. Moreover, changes to any regulations to which we are subject directly or indirectly could create uncertainty in the marketplace that could reduce demand for our services, increase the cost of doing business as a result of costs of litigation or increased service delivery cost or could in some other manner have a material adverse effect on our business, financial condition or results of operations. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have an adverse effect on our business.

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

Employees

As of December 31, 2008, we employed 420 employees. We consider our relationship with our employees to be good. None of our employees are represented by unions. However, union organizing activities may increase and we cannot predict what level of success the unions may have in organizing our employees. See “Risk Factors—Risks Related to Our Business.” The ability to hire and retain qualified personnel and the potential impact of unionization and organizing activities could adversely affect our costs and results of operations.

Intellectual Property

We rely on copyright, patent, trademark and trade secret laws of the United States, as well as non-disclosure agreements, to protect our rights in our intellectual property, or IP.

We offer wireless services in the United States under the Virgin Mobile brand pursuant to an exclusive license from Virgin Enterprises Limited that permits our use of certain federally registered marks, including the trademarks VIRGIN and VIRGIN MOBILE. See “Risk Factors—Risks Related to Our Business—We are dependent on our license agreement with the Virgin Group to use the Virgin Mobile brand” and “Certain Relationships and Related Transactions—Virgin Trademark License Agreement.” In addition to these licensed marks, we own 45 registered trademarks (eleven of which were acquired from Helio). These include registrations for trademarks and service marks relating to several service offerings and marketing phrases, such as “SUGAR MAMA” and “OYSTR.” The United States Patent and Trademark Office has issued Notices of Allowance or permitted registration for eight additional trademark applications (eight of which were acquired from Helio), has approved publication in the Official Gazette for one additional trademark application and is reviewing an additional seven trademark applications (four of which were acquired from Helio). In addition, we own 106 registered foreign trademarks in 22 countries and ten Community Trademarks, all of which were acquired from Helio. We cannot guarantee that any of our other pending applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations or our use of these marks.

We have filed several patent applications relating to systems and methods that allow customers of our services to ascertain and replenish their account balances, and we have obtained one patent issued by the Patent and Trademark Office. Although our business is not substantially dependent upon the issuance of patents, we believe that the systems and methods they describe accord us advantages over our competitors. Our competitors may attempt to design around our issued patent or patent applications to avoid infringement liability or copy or otherwise obtain and use our proprietary product and manufacturing process designs and other intellectual property.

Company Website and Availability of SEC Filings

Our Internet website is www.virginmobileusa.com. The content of our website is not deemed to be incorporated by reference into this report nor should it be deemed to have been filed with the Securities and Exchange Commission (“SEC”). We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also, recent Section 16 filings with the SEC made by us or any of our executive officers or directors with respect to our Common Stock are made available free of charge through our website. The periodic reports and amendments and the Section 16 filings are made available through our website as soon as reasonably practicable after such report or amendment is electronically filed with the SEC. To access these filings, go to our website, then click on our “Investor Relations” heading.

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

The wireless communications market is extremely competitive, and competition for customers is increasing. We compete with (1) facilities-based wireless communications providers and their prepaid affiliates or brands, including Sprint Nextel and its Boost product; and (2) other MVNOs. We also may face competition from providers of an emerging technology known as WiMax, which is capable of supporting wireless transmissions suitable for future mobility applications, devices offering Voice over Internet Protocol, or VoIP, telecommunication services in conjunction with WiFi technology and femtocells, which route mobile calls over the Internet. We do not have any agreements in place that would give us access to these emerging technologies.

Most of our competitors have substantially greater financial, technical, personnel and marketing resources and a larger market share than we do, and we may not be able to compete successfully against them or other wireless communications providers. Due to their size and bargaining power, our larger competitors obtain discounts for facilities, equipment, handsets, content, and services, potentially placing us at a competitive disadvantage. As consolidation in the industry creates even larger competitors, our competitors’ purchasing advantages may increase further, hampering our efforts to attract and retain customers. Certain of our competitors may also use their ownership of local wireline telecommunications facilities to introduce service features and calling plans, such as free wireless-to-landline calls, that we are unable to offer at similar cost. Their larger wireless customer bases may make discounted or free in-network calling (that we do not offer currently) more attractive than any similar service that we may offer. This may adversely affect our ability to compete against these competitors in the longer term.

Other prospective entrants in the wireless communications industry, such as cable operators, now offer bundled local, long distance, high-speed data, and television and video services. The ability of these providers to bundle telecommunications, Internet, and video with wireless services, as well as their financial strength and economies of scale, may enable them to offer wireless services at prices that are lower than the prices at which we can offer comparable services. If we cannot compete effectively with these service providers, our revenues, profits, cash flows and growth may be adversely affected.

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

As competition in the U.S. wireless communications industry has increased, providers have lowered prices or increased the number of minutes available under monthly service plans to attract or retain customers. To remain competitive with existing and future competitors, we may be compelled to offer greater subsidies for our handsets, reduce the prices for our services or increase the available minutes that we offer under our prepaid monthly hybrid service plans. Any subsidies or price reductions that we offer in order to remain competitive may reduce our margins and revenues, and may adversely affect our profitability and cash flows. In addition, when existing customers replace their handsets with new handsets, we incur losses related to the subsidy on the new handset without acquiring a new customer. Lower handset prices may also make our services more accessible to new, lower-value customers with less disposable income available to spend on our services. In addition, as handset prices decline and handsets become more disposable, customers without long-term contracts may change their wireless providers more frequently, thereby increasing our churn and resulting in higher acquisition costs to replace those customers. A shift to lower value or less loyal customers could have an adverse impact on our results of operations and cash flows. Those who receive inexpensive handsets as gifts and are not interested in using our service may fail to return them. As a result, we could lose our investment in these customers and handsets.

Failure to develop future service offerings may limit our ability to compete effectively and grow our business.

An important part of our business strategy is the development and introduction of new voice and data services. The success of our new service offerings will depend, in part, on our ability to anticipate and respond to varied and rapidly changing customer needs. In order to remain competitive in the U.S. wireless industry, we will need to introduce and commercialize these new services to our market on a timely basis. Our future service offerings may rely on new and unproven technology that may demand substantial capital outlays and utilize significant spectrum capacity. Our services currently depend on the nationwide Sprint PCS network, and we cannot guarantee that Sprint Nextel will make the necessary capital outlays or have sufficient spectrum capacity to deploy new services on that network.

To ensure that our services remain attractive to customers and competitive with those offered by other wireless communications providers, we may be required to modify, change, or adjust our service offerings or introduce new service offerings. For instance, we have launched several monthly hybrid calling plans to compete more effectively with other wireless communications providers. We cannot be certain that our monthly hybrid plans, or future service offerings, will be as profitable or successful as we have envisioned. A substantial portion of our recent gross additions have been under these monthly hybrid plans. We cannot guarantee that the adoption and growth of these monthly hybrid plans will continue or that we will be able to offer services under these monthly hybrid plans in a profitable manner.

Higher than expected customer turnover could result in increased costs and decreased revenues, which would have an adverse effect on our profitability.

Many prepaid wireless service providers, including us, have historically experienced a high rate of customer turnover, or “churn.” A major element of our business strategy is offering customers wireless services without requiring long-term service contracts. In contrast, postpaid services providers generally require customers to enter into long-term service contracts that impose substantial early termination penalties. Although we offer long-term service contracts, we do not require them, nor do we impose termination penalties on our customers who pay by the minute or use monthly hybrid plans, who account for a substantial majority of our business. Accordingly, our customers can terminate service with us easily and transition to another carrier. We target higher-value customers with others likely to choose to participate in retention programs, which has the effect of reengaging some of these customers and lowering churn. The additional cost of such retention programs, however, results in lower average revenue per user. Although not every company in the wireless communication industry measures churn the same way that we do, we believe that we have a higher churn than those of our competitors which only offer postpaid services. Our churn for the year ended December 31, 2008 was approximately 5.2%. While we expect a certain level of customer turnover, if actual churn levels were to exceed our current forecasts, it could reduce our revenues, cause our operating margins to diminish, and adversely effect profitability. In addition, our marketing costs to attract the replacement customers required to sustain our business plan could increase, further reducing our profits. Our churn may be affected by several factors, including the following:

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

Additionally, the regulations promulgated by the FCC require wireless providers, including us, to provide wireless number portability to their customers. Under these regulations, wireless providers must transfer, or “port,” the number of a departing customer to the customer’s new wireless carrier. These regulations could lead to increased churn as wireless customers have the ability to retain their wireless telephone numbers despite changing wireless providers.

We may lose customers if we fail to keep up with rapid technological change occurring in the wireless industry.

The wireless communications industry is experiencing significant technological change, including ongoing improvements in the capacity and quality of digital technology, the development and commercial acceptance of wireless broadband data services, shorter development cycles for new products and enhancements, and changes in consumer requirements and preferences. These changes may cause uncertainty about future demand for our wireless services and may affect the prices that we will be able to charge for these services. Rapid changes in technology, moreover, may lead to the development of wireless communications services or alternative services that consumers prefer over our services. Our operational performance and financial results may be adversely affected if we are unable to deploy future technologies or services on a timely basis or at an acceptable cost.

In addition, our ability to subsidize handsets is limited because we do not require long-term contracts that may produce a more stable revenue stream. As a result, we do not offer the most expensive or technologically advanced handsets available to the market because the retail price of such handsets would be less attractive to our customers than the handsets we offer without greater subsidies.

If we encounter problems with our third-party customer service and technical support providers our business will be harmed.

We outsource a substantial portion of our customer service activities to domestic and international third-party service providers, including service providers in Utah, India, Jamaica, Nicaragua, the Philippines and South Korea. We rely heavily on third-party customer service representatives working on our behalf and we expect to continue to rely heavily on third parties in the future. This strategy provides us with lower operating costs and greater flexibility, but also presents risks to our business, including the following:

•	Customers may react negatively to providing information to and receiving support from overseas organizations.

•	We may not be able to impact the quality of support that we provide as directly as we would be able to do in directly administered call centers.

•

International outsourcing has received considerable negative attention in the media and the U.S. Congress may pass legislation that would impact how we operate and impact customer perceptions of our service. For example, Congress has discussed restricting the flow of personal information to overseas providers and requiring representatives in foreign jurisdictions to affirmatively identify themselves by name and location.

•

We rely on a global communications infrastructure that may be interrupted in a number of ways. For example, overseas calls may be disrupted if the underwater cables on which they depend are cut or otherwise disabled.

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

We have agreements with third parties to provide customer service and related support to our customers and have outsourced many aspects of our customer care and information technology to third parties. In the future, we may also consider entering into outsourcing agreements for the development and maintenance of additional systems necessary for the operation of our business. To the extent that we rely on third parties to perform certain of our operations or interface with our customers, we run the risk that these third parties will be unable to perform to our requirements. If this comes to pass, we would have to pursue alternative strategies to provide these services, which could result in delays, interruptions, additional expenses and loss of customers.

Our business is seasonal, and we depend on fourth quarter customer additions; our results of operations for future periods will be affected negatively if we fail to deliver strong customer growth in the fourth quarter of any year.

The prepaid wireless communications business in the United States has traditionally been seasonal and is often disproportionately dependent on fourth quarter results. Our business has experienced a similar pattern and we expect this pattern to continue in the future. If our fourth quarter customer additions fail to meet our expectations, it could adversely affect our results of operations and cash flows.

Bulk handset purchase and trading schemes may curtail our ability to offer handsets at subsidized retail prices and thus limit our ability to acquire new customers or result in significant additional costs.

We acquire new customers in part by offering handsets for sale at significantly subsidized retail prices resulting in a loss to us on handset sales. In recent years, several third parties have purchased our less expensive handsets, reprogrammed them, and resold the handsets in bulk for use on other wireless communications providers’ networks. As a result of such bulk purchase and trading schemes, we do not realize wireless services revenue in connection with such handsets, which in the past has resulted in substantial losses to us. In addition, bulk purchases deplete inventory of retail stores available for sale to legitimate customers. We estimate that in 2005, 2006 and 2007, approximately 228 thousand, 322 thousand and 76 thousand of our handsets were bought and resold in bulk, which resulted in a loss of approximately $25.4 million, $30.4 million and $5.2 million, respectively, consisting primarily of loss subsidies and promotional expenses. We do not believe that we incurred material losses stemming from bulk purchasing in 2008. We believe that such bulk purchase and trading schemes constitute breaches of the contractual terms of purchase of our handsets and the use of our services and that many activities of bulk handset traders infringe on our trademark rights, constitute illegal interference with our business, and constitute civil conspiracy, unjust enrichment and unfair competition. While we have aggressively pursued claims against such bulk purchasers, we cannot predict whether our efforts will continue to be effective. We may be forced to raise our handset prices to deter future bulk purchase and trading activities, which may affect our ability to attract new customers. The continued bulk purchase and trading of our handsets may adversely affect our revenues, profitability and cash flows.

We have a significant amount of debt and are subject to restrictive debt covenants which could have important consequences related to the success of our business.

As of December 31, 2008, we had $267.2 million in total debt, including $197.2 outstanding under our senior secured credit facility (to which we refer as our Senior Credit Agreement) and $70 million under our subordinated secured revolving credit facility (to which we refer as our Revolving Credit Facility). Since December 31, 2008, we have drawn an additional $20 million from our Revolving Credit Facility, leaving us with $287.2 million in total debt. We have used debt to finance a significant portion of our operations. The level of our indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our obligations under our debt instruments;

•

limiting cash flow available for general corporate purposes, including capital expenditures and acquisitions, because a substantial portion of our cash flow from operations must be dedicated to servicing our debt;

•	limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions;

•	limiting our flexibility to react to competitive and other changes in our industry and economic conditions generally; and

•	exposing us to risks inherent in interest rate fluctuations because all of our borrowings are at variable rates of interest.

Our Senior Credit Agreement and our subordinated secured revolving credit facility contain a number of restrictive covenants and require us to maintain specified financial ratios and satisfy certain covenants. In 2005, we failed to satisfy a net service revenue covenant in our prior revolving credit facility, which resulted in a default under that facility and required us to negotiate with our lenders to amend and restate that facility in July 2006. As a result of the default, we had no access to the revolving credit facility provided under our 2005 senior credit facilities, which resulted in a liquidity shortfall in 2006. As a result of the liquidity shortfall, we were unable to make timely payments to Sprint Nextel on amounts owed under the PCS Services Agreement, requiring us to negotiate with Sprint Nextel in order to receive additional time to make such payments and to pay interest on such late payments. In connection with the amendment and restatement of our 2005 senior credit facilities and our liquidity shortfall, Sprint Nextel and the Virgin Group provided us with $100 million under the Revolving Credit Facility, which replaced another $100 million revolving credit facility that had been previously provided by the third-party lenders under our 2005 senior credit facilities. We used approximately $45 million of the proceeds from our initial public offering to repay indebtedness owed to Sprint Nextel under the terms of our Revolving Credit Facility. Following such repayment, Sprint Nextel ceased to be a lender under our Revolving Credit Facility and the Virgin Group’s commitment under the facility was increased to $75 million. Accordingly, the maximum borrowing amount under our Revolving Credit Facility was reduced from $100 million to $75 million following the initial public offering. In connection with the acquisition of Helio, we entered into amendments to our Senior Credit Agreement and revolving credit facility. The amendment to our Senior Credit Agreement (1) required that the $50 million of proceeds from the issuance of the Series A Convertible Preferred Stock (“Series A Preferred Stock”) be used to pay down a portion of the outstanding loan balance under our Senior Credit Agreement, (2) increased the interest rate applicable to outstanding balances under our Senior Credit Agreement by 100 basis points, to 5.5% per year, and (3) tightened the leverage ratio covenant by 0.25 times. The amendment to our Revolving Credit Facility increased the Virgin Group’s lending commitment thereunder from $75 million to $100 million and added SK Telecom as a new lender with a lending commitment of $35 million.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us on acceptable terms or in an amount sufficient to enable us to pay interest or principal on our debt or to fund our other liquidity needs. In addition, our limited tangible assets may further limit our ability to obtain loans or access the debt capital markets. Failure to satisfy our debt covenants or make any required payments could result in defaults under our credit agreements. Our Senior Credit Agreement has a maturity date of December 14, 2010. If we are unable to refinance our debt, it may have a material adverse effect on our business and financial condition.

We may incur significant additional indebtedness from time to time. If we incur additional indebtedness, the related risks we could face would be magnified.

Our products and services are sold primarily through third-party retail distribution partners, and the success of our business will depend in part on maintaining our relationships with these partners.

Wireless products and services traditionally have been sold primarily in dedicated wireless retail stores, many branded with the name of the wireless communications provider. We have not operated, and do not plan to operate, branded stores dedicated to our wireless products and services. Instead, we sell our products and services through retail partners, third-party distribution channels and through our website and our customer care center.

Our four largest distribution partners account for a substantial majority of our sales. The success of our business depends in part on maintaining our relationships with these and other distribution partners and the terms of our distribution agreements with these partners. Our distribution agreements with retail partners generally have short terms and do not impose minimum purchase obligations on our distribution partners. We, on the other hand, have long-term supply contracts with manufacturers of our handsets that include significant purchasing commitments.

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

We are dependent on technology used by Sprint Nextel. Wireless communications technology is evolving rapidly. A significant change in current wireless network technologies or the emergence of alternative technologies could reduce significantly our ability to offer a full range of data services, as compared to our competitors. If Sprint Nextel fails to keep up with these changes, we may lose customers or may not be able to attract new customers. In addition, our PCS Services Agreement with Sprint Nextel presently covers only our access to the nationwide Sprint PCS network using CDMA technology and may limit our ability to access other networks or services offered by Sprint Nextel now or in the future, such as the WiMax network offered through Clearwire, a joint venture between Sprint Nextel and other entities. If Sprint Nextel migrates a significant number of customers to a successor network other than the Clearwire network and ceases activation of new customers on the nationwide Sprint PCS network, or a significant number of Sprint Nextel’s activation of new voice and data customers are on a successor network, we will begin negotiations with Sprint Nextel regarding a possible arrangement to provide us with access to that successor network. If at any time Sprint Nextel offers terms and conditions for the use of the successor network that are substantially similar to those under the PCS Services Agreement, we must accept the offer. If after a specified negotiation period, we cannot reach an agreement with Sprint Nextel, or Sprint Nextel has not offered terms for the successor network that are substantially similar to those under the PCS Services Agreement, then we must elect to either (1) use the successor network exclusively at the same level of functionality as the nationwide PCS network at rates fixed at those applicable to us for the services on the CDMA network under the PCS Services Agreement or (2) terminate the agreement and continue to use the CDMA network for a period of approximately two years pursuant to the terms and conditions of the PCS Services Agreement, subject to a cap on rates at those applicable to us as of the beginning of the negotiation period. If we elect to terminate the agreement under (2) above, our exclusivity obligations cease and we may negotiate with other network providers to obtain mobile services during this period and thereafter. We may not be able to negotiate new terms with Sprint Nextel or negotiate for competitive terms with a third-party provider of those services. In all cases, Sprint Nextel reserves the right to discontinue providing services over the CDMA network after expiration of a two-year migration period and we will bear the costs (if any) of migrating end users to a new network if necessary. The PCS Services Agreement does not give us the right to use the WiMax network operated by Clearwire, and we may be unable to deploy 4G services.

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

We are party to a trademark license agreement with the Virgin Group, to which we refer as the Virgin Trademark License Agreement, pursuant to which we have exclusive rights to use the Virgin Mobile brand for wireless products and services in the United States, Puerto Rico and the U.S. Virgin Islands through 2027. The Virgin Group may terminate the Trademark License Agreement prior to the expiration of its term due to various reasons specified in the agreement, including:

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

We provide text, instant and picture messaging, email, ringtones, streaming music, games, and other wireless data services marketed under the VirginXL and Helio by Virgin Mobile brand names. These non-voice mobile data services represent a significant portion of our revenues. Our future results may be adversely affected if these services are not utilized by a sufficient number of our customers or fail to produce sufficient levels of customer satisfaction and revenues. These services and features may not counter increasing competition and pricing pressure in the wireless voice market or markedly differentiate us from our competitors. We also may not realize our goals successfully if we fail to develop and deploy new wireless data applications for our customers, offer wireless data services profitably, or achieve a satisfactory level of customer acceptance and utilization of our wireless data services.

Our service offerings may not be successful in the long term.

Our postpaid and prepaid services may not prove to be successful or profitable in the long term. In addition, a majority of the customers that purchase our prepaid services are lower-income, lower-usage customers. Our long-term success is dependent upon our sustained ability to generate sufficient revenue from our customers based on their use of our services and respond to churn by adding new customers. If we are unable to sustain or increase the revenue that we generate from our existing customers or obtain new customers to replace churned customers, our operational performance and financial results may be adversely affected.

We rely on third parties for equipment and services that are integral to our business.

We have entered into agreements with third-party contractors, including Kyocera Wireless Corp., LG Electronics MobileComm U.S.A., Inc., Samsung Electronics America, Inc., Personal Communications Devices LLC and UTStarcom Personal Communications LLC, to provide equipment and services required for our operation, in addition to content development, product distribution, supply chain, handset sourcing, customer care and billing and payment processing. Some of these agreements contain termination provisions that allow for these agreements to be cancelled upon short or no notice. If these contracts are terminated and we are unable to renew them or negotiate agreements for replacement services with other providers at comparable rates, our business will suffer. Our handset inventory is currently acquired from only a few sources. In addition, our ability to control the efficiency, timeliness and quality of the services provided by our third-party contractors is limited.

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

Our success depends upon the retention of our experienced senior management with specialized industry and technical knowledge. We might not be able to find qualified replacements for the members of our senior management team if their services were no longer available to us; accordingly, the loss of critical members of our senior management team could have a material adverse effect on our ability to effectively pursue our business. We have “key person” life insurance for Daniel H. Schulman, our chief executive officer, but do not have such insurance for other members of our senior management team.

Difficulty hiring and retaining qualified personnel, costs associated with any workforce reductions and the potential impact of unionization and organizing activities could have an adverse effect on our costs and results of operations.

The success of our business depends in large part upon our ability to attract and retain highly skilled, knowledgeable and qualified managerial, professional, technical, sales and customer support personnel. If we are unable to recruit and retain qualified employees our results of operations could be adversely affected. In addition, in order to remain competitive we could decide to further reduce our workforce to better align our cost structure with our economics or to otherwise reduce operating costs or improve efficiencies, which could lead to a decline in employee morale, reduced productivity and increased attrition. Furthermore, we may incur substantial costs relating to severance or similar payments in the event of a workforce reduction.

In addition, union organizing activities may occur, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.

We may consider mergers, acquisitions, strategic investments or other similar investments, which may subject us to integration and other risks.

Subject to our existing and future contractual obligations, we may from time to time consider mergers, acquisitions, strategic investments or other similar transactions to obtain increased market share or access to new technologies and services. Risks we may encounter include: (1) negotiation of potential acquisitions could cause us to incur significant costs; (2) potential acquisitions may not contribute to our business strategy, or we may pay more than the real value of the assets or company being acquired; (3) such acquired assets or operations may not result in sales or profits that justify the investments made in such acquisitions; (4) we may have difficulty assimilating the acquired technologies or products into our products and services; (5) our relationship with current and new employees, customers and distributors could be impaired; (6) our due diligence process may fail to identify technical or legal problems, such as issues with the acquired company’s product quality, product structure or relationships with vendors; (7) we may face contingencies related to product liability, intellectual property, financial disclosures, legal claims and accounting practices or internal controls; (8) potential acquisitions may result in litigation from terminated employees or third parties; (9) potential acquisitions may divert our management’s attention from our existing operations; and (10) we may be unable to obtain the timely authorizations from governmental authorities to the extent required to complete such potential acquisitions pursuant to competition, antitrust or other laws. These factors could have a material adverse effect on our businesses, results of operations, financial condition or cash flows, particularly in the case of the acquisition of a larger company or a high number of acquisitions. To the extent that we issue additional equity in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease. In addition, certain transactions may result in payments to Sprint Nextel and the Virgin Group under their respective tax receivable agreements.

Our internal controls over financial reporting may not continue to be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We regularly evaluate our internal controls over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and rules and regulations of the SEC thereunder, to which we refer as “Section 404.” The process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing effectiveness of internal controls over financial reporting.

If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If this happens, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions, stock exchange delisting or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This could harm our reputation and cause us to lose existing customers or fail to gain new customers and otherwise negatively affect our financial condition, results of operations and cash flows. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel.

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

During the years ended December 31, 2008 and 2007, we recorded charges of $1.2 million and $3.2 million, respectively, related to consignment inventory. These charges were the result of identified book-to-physical inventory differences related to consigned inventory. If we are unable to effectively manage appropriate consigned inventory levels, we may suffer inventory losses that will reduce our operating income levels. There can be no assurance that any efforts to strengthen our monitoring and management of consigned inventory will be adequate to meaningfully reduce the risk of inventory loss.

Pending civil litigation could have a material adverse effect on us.

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

Our postpaid business exposes us to increased credit risk.

In 2008, following our acquisition of Helio, we began to offer postpaid wireless services for the first time. We require our postpaid customers to have satisfactory credit to receive our services, and the success of our postpaid offerings depends on our ability to manage our credit risk while attracting new customers with profitable usage patterns. We have less experience in postpaid than in prepaid wireless services, and there can be no assurance that we will be able to manage our credit risk or generate sufficient revenue to cover our postpaid-related expenses, including losses arising from our customers’ failure to make payments when due. Our failure to manage our credit risks may materially adversely affect our profitability and ability to grow.

We evaluate potential postpaid customers and manage their accounts using techniques that are designed to set terms and limits for the credit risk we accept. The techniques we use may not accurately predict future defaults due to, among other things, inaccurate assumptions or models. While we continually seek to improve our assumptions and models, we may make modifications that unintentionally cause them to be less predictive or incorrectly interpret the data produced by these models in setting our credit policies. Our ability to manage credit risk may also be adversely affected by legal or regulatory changes, competitors’ actions, consumer behavior, and inadequate collections staffing or techniques.

Recent developments in the U.S. and global financial markets may materially affect our business and financial condition.

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

The current economic environment has made it difficult for businesses and consumers to obtain credit, which could cause our suppliers, distributors and postpaid customers to have problems meeting their contractual obligations with us. If our suppliers are unable to fulfill our orders or meet their contractual obligations with us, we may not have the services or handsets available to meet the needs of our current and future subscribers, which could cause us to lose current and potential subscribers to other carriers. In addition, if our distributors are unable to stay in business, we could lose distribution points, which could negatively affect our business and results of operations. Finally, if our postpaid customers are unable to pay their bills or potential subscribers feel they are unable to take on additional financial obligations, it could negatively affect our results of operations.

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

Our Class A common stock has experienced substantial price decline. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many companies in a manner unrelated to the operating performance of these companies. The overall market and the price characteristics of our common stock may continue to fluctuate greatly. The trading price of our Class A common stock may be significantly affected by various factors, including:

•	Our results of operations;

•	Announcements by us or by our competitors of significant events, including acquisitions;

•	Threatened or pending litigation;

•	Changes in investors’ and analysts’ perceptions of our industry, business or any of our competitors’ businesses;

•	Investors’ and analysts’ assessments of reports prepared or conclusions reached by third parties;

•	Changes in legislation;

•	Broader market fluctuations;

•	General economic or political conditions;

•	Material internal control weaknesses;

•	Failure to timely file periodic reports; and

•	Delisting by the New York Stock Exchange.

Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain or attract key employees. Many of these key employees are granted stock options and restricted stock, the value of which is dependent on our stock price.

If we do not meet the New York Stock Exchange listing requirements, our common stock may be delisted.

Our Class A common stock is listed on the New York Stock Exchange, or NYSE, and is subject to various NYSE listing requirements. In November 2008, we received written notice from the NYSE relating to the continued listing standards set forth in Sections 8.02.01B and 8.02.01C of the NYSE Listed Company Manual. Section 8.02.01B requires that the Company’s average market capitalization over a consecutive 30 trading-day period equal or exceed $100 million. As of the end of business on November 11, 2008, the date of the NYSE’s review of the current financial condition of the Company, the Company’s average market capitalization over the same period was $89.8 million. In evaluating the Company’s average market capitalization, the NYSE took into account 78.4 million Company common shares and their substantial equivalents, including limited partnership interests in our Operating Partnership. Section 8.02.01C requires that a company’s listed security average closing price of a security equal or exceed $1.00 per share over a consecutive 30 trading-day period. Under the NYSE’s applicable rules and regulations regarding listed security average closing price, the Company’s Class A common stock must, within six months from the Company’s receipt of notice pursuant to the listing standards set forth in Section 8.02.01C, maintain an average 30-day trading period closing price equal to or exceeding $1.00 per share.

On December 23, 2008, the Company provided, on a confidential basis, the NYSE with a business plan demonstrating its ability to comply with the NYSE’s continued listing standards. On January 15, 2009, the NYSE notified the Company that it has accepted the business plan; as a result, the Company has until May 2009 to comply with the share price standard of at least $1.00 per share and until May 2010 to comply with the market capitalization standard of at least $100 million, based on the value of Company common shares and their substantial equivalents, including limited partnership interests in our Operating Partnership. The Company will be subject to periodic review by the NYSE during this period.

If we fail to perform according to our business plan or otherwise fail to meet the NYSE listing requirements, the NYSE may suspend trading in our common stock or delist our common stock from the NYSE. Delisting from the NYSE would make trading our Class A common stock more difficult for our investors, leading to declines in share price. Delisting of our Class A common stock may also make it more difficult to raise additional capital.

As of February 28, 2009, our 30 trading day average market capitalization was approximately $74.2 million and our 30 trading day average stock price was $0.93.

Risks Related to Our Industry

Government regulations and taxation could increase our costs, limit our growth, and adversely affect our operations and financial results.

The licensing, operation and provision of wireless telecommunications systems and services are regulated by the Federal Communications Commission, or FCC, and, depending on the jurisdiction, state and local regulatory agencies. These regulatory authorities have established certain taxes and fees on the providers of wireless services. Although we remit all applicable federal and state regulatory fees, we currently do not recover these regulatory fees or our compliance costs directly from those of our customers who select flat-rate plans. We may decide to pass these costs to all of our customers in the future, however, which may negatively affect our ability to attract and retain customers. Federal, state, and local taxation of our services also significantly increases our cost of doing business and affects our profitability.

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

The FCC also has adopted rules requiring wireless providers to implement enhanced 911 (E-911) calling capabilities in two phases, the second of which requires carriers to provide automatic customer location information with a specified accuracy. Many state and local governments have imposed flat per-customer fees on wireless providers to support local implementation of this service. Although we remit all applicable E-911 fees, we do not currently recoup E-911 fees directly from those of our customers who select flat-rate plans. Any increase in these fees may affect our operations and require us to raise our service rates, which may affect our ability to attract and retain customers. In the future, we also may seek to recover these fees from all of our customers, which may affect our ability to attract and retain customers. Moreover, any connections-based or numbers-based regime that imposes a flat rate for all wireless users, without adjustment for or exception of lower usage customers, would adversely affect our customers, who on average have lower usage levels and lower incomes than those of postpaid services.

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

Software installed on handsets sold by many wireless providers, including us, prevents a customer from using a handset sold by one wireless provider on another wireless provider’s system. A federal regulation issued by the U.S. Copyright Office in 2007 provides that circumvention of such software, when circumvention is accomplished for the sole purpose of lawfully connecting to a wireless telephone communication network, is exempt from the Digital Millennium Copyright Act’s prohibition against circumvention of technological measures that control access to copyrighted works. The U.S. Copyright Officer is currently considering whether to extend this exemption for another three-year period.

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

Wireless communications providers have been the subject of third-party allegations of intellectual property rights infringement, and we cannot be certain that our products do not and will not infringe the intellectual property rights of others. In some instances, these third-party allegations have progressed to lawsuits alleging infringement of patent and other rights. We have been and may again be a target of lawsuits alleging that our service offerings infringe third parties’ intellectual property rights. Any such allegations, whether or not meritorious, could result in costly litigation and divert the efforts of our legal staff and other personnel. While we will seek appropriate assurances and indemnification from vendors, if it is ultimately determined that a third-party has enforceable intellectual property rights with respect to our services, it may adversely affect our results of operations or prevent us from offering our services. If we are found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or pay damages and cease making or selling certain products. In addition, we may need to redesign some of our service offerings to avoid future infringement liability.

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

In addition, our amended and restated certificate of incorporation provides that none of SK Telecom, Sprint Nextel nor the Virgin Group (each as defined therein a “Founding Stockholder”), nor their respective affiliates, has any duty to refrain from (1) engaging, directly or indirectly, in a corporate opportunity in the same or similar lines of business in which we now engage or propose to engage; or (2) doing business with any of our clients, customers or vendors. In the event that any of our Founding Stockholders acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for itself or its affiliates and for us or our affiliates, then our Founding Stockholders have no duty to communicate or offer such transaction or business opportunity to us and may take any such opportunity for themselves or offer it to another person or entity. None of our Founding Stockholders, nor any of their respective officers, directors or employees, shall be liable to us or to any of our stockholders (or any affiliates thereof) for breach of any fiduciary or other duty by engaging in any such activity, and we waive and renounce any claim based on such activity. This provision applies even if the business opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. Our second amended and restated certificate of incorporation provides that any amendment or repeal of the provisions related to corporate opportunities described above requires the affirmative vote of 80% of the holders of the then-outstanding shares of our common stock.

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

It is expected that payments to Sprint Nextel will be substantial. While the actual amount and timing of payments under the tax receivable agreement will depend upon a number of factors, including the timing of the exchanges, the amount and timing of taxable income we generate in the future, our use of net operating loss carryovers, the portion of our payments under the tax receivable agreement constituting imputed interest and increases in the tax basis of our assets resulting in payments to Sprint Nextel, we expect that the payments that may be made to Sprint Nextel will be substantial. Assuming no material changes in the relevant tax law and that we earn significant taxable income to realize the full tax benefit of the increased amortization of our assets, we expect that future payments to Sprint Nextel, in respect of the initial purchase of interests of Virgin Mobile USA, LLC concurrently with our initial public offering, to aggregate approximately $120.7 million. Future payments to Sprint Nextel in respect of subsequent exchanges would be in addition to this amount and are expected to be substantial. In addition, we will depend on distributions from the Operating Partnership to fund our payment obligations under the tax receivable agreement. Under the terms of the limited partnership agreement of the Operating Partnership, all distributions to fund such obligations are made to the partners pro rata in accordance with their respective percentage ownership interests in the Operating Partnership. Accordingly, every time we cause the Operating Partnership to make a distribution to us in order to fund our payment obligations to Sprint Nextel under the tax receivable agreement, the Operating Partnership will be required to make a corresponding distribution to its other limited partners. The payments under the tax receivable agreement are not conditioned upon Sprint Nextel’s continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreement to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreement as a result of timing discrepancies or otherwise.

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

The amounts of the tax benefits we expect to receive and the amounts we will be required to pay may vary. In connection with the reorganization transactions we undertook concurrently with our initial public offering, the Virgin Group contributed to Virgin Mobile USA, Inc. its interest in Bluebottle Investments, which resulted in our receiving approximately $314.3 million of net operating losses accumulated by Bluebottle Investments. If utilized by us, these net operating losses will reduce the amount of tax that we would otherwise be required to pay in the future. The amount of benefit realized by us may vary depending on the amount, character and timing of our taxable income and there can be no assurances that any such benefit will be utilizable in whole or in part. In addition, Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating losses to reduce its tax liability. We believe an ownership change of Bluebottle Investments occurred as a result of our offering that imposed a limitation on the use of such net operating losses under Section 382.

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

It is expected that payments made to the Virgin Group will be substantial. While payments made under the tax receivable agreement will depend upon a number of factors, the amount and timing of taxable income we generate in the future, our use of additional amortization deductions attributable to our acquisition of units in the Operating Partnership from Sprint Nextel and the portion of our payments under the tax receivable agreement constituting imputed interest, we expect that the payments that may be made to the Virgin Group will be substantial. Assuming no material changes in the relevant tax law and that we earn significant taxable income to realize the full tax benefit of the net operating losses contributed by the Virgin Group, we expect future payments to the Virgin Group to aggregate $128.9 million. In addition, we depend on distributions from the Operating Partnership to fund our cash payment obligations, if any, under the tax receivable agreement. Under the terms of the limited partnership agreement of the Operating Partnership, all distributions to fund such obligations are made to the partners pro rata in accordance with their respective percentage ownership interests in the Operating Partnership. Accordingly, every time we cause the Operating Partnership to make a distribution to us in order to fund our cash payment obligations to the Virgin Group under the tax receivable agreement, the Operating Partnership will be required to make a corresponding distribution to its other limited partners. The payments under the tax receivable agreement are not conditioned upon the Virgin Group’s or its affiliates’ continued ownership of us.

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

Provisions contained in our amended and restated certificate of incorporation and by-laws may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our Board of Directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations, placing limitations, with the exceptions of SK Telecom, Sprint Nextel and the Virgin Group, on convening stockholder meetings and not permitting written consents of stockholders. In addition, we are subject to provisions of the Delaware General Corporation Law that restrict certain business combinations with interested stockholders other than SK Telecom, Sprint Nextel and the Virgin Group. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

Because SK Telecom, Sprint Nextel and the Virgin Group collectively control us, the influence of our public stockholders over significant corporate actions will be limited, and conflicts of interest between SK Telecom, Sprint Nextel and the Virgin Group and us or other investors could arise in the future.

As of March 1, 2009, SK Telecom, Sprint Nextel and the Virgin Group, our Founding Stockholders as defined in our amended and restated certificate of incorporation, beneficially owned interests together representing approximately 61.7% of our voting power. As a result, the Founding Stockholders may together exercise control or significant influence over our decisions to enter into any material corporate transaction and will likely have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not our other stockholders or debtholders believe that any such transactions are in our own best interests. In addition, the Founding Stockholders have rights with respect to certain actions involving our company. For example, the Founding Stockholders could cause us to make, or prevent us from making, acquisitions that increase our indebtedness or sell revenue-generating assets. We compete with several of Sprint Nextel’s products, including its postpaid products and its prepaid Boost product. In addition, the Founding Stockholders may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Founding Stockholders also may pursue acquisition or licensing opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as the Founding Stockholders continue to own a significant amount of our equity, even if such amount represents less than 50% of our voting power, or the rights under the stockholders’ agreement continue, they will continue to be able to influence significantly or effectively control our decisions.

We are deemed a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, are exempt from certain corporate governance requirements.

So long as SK Telecom, Sprint Nextel and the Virgin Group together own a majority of our shares, we will be a “controlled company” within the meaning of corporate governance standards of NYSE. Under those standards, a company of which more than 50% of the voting power is held by another company or group is a “controlled company” and need not comply with certain requirements, including (1) the requirement that a majority of the Board of Directors consist of independent directors, (2) the requirement that there be a nominating and corporate governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) the requirement that there be a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (4) the requirement of an annual performance evaluation of the nominating/corporate governance and compensation committees. We intend to utilize each of these exemptions as long as we are eligible to do so. As a result, we do not have a majority of independent directors on our Board of Directors, do not have a nominating and corporate governance committee and our compensation committee does not consist entirely of independent directors. If we are no longer eligible to rely on the controlled company exception, we intend to comply with all applicable corporate governance requirements, but we will be able to rely on phase-in periods for certain of these requirements in accordance with NYSE rules. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all NYSE corporate governance requirements.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

We maintain our corporate headquarters in a leased space in Warren, New Jersey. We lease additional space in Los Angeles, Pasadena and in New York City and, until March 2009, Walnut Creek, California. All of our properties are leased. We believe that our facilities are suitable for their purposes and that additional facilities can be secured for our anticipated needs.

Item 3.	Legal Proceedings.

We are subject to legal proceedings and claims arising in the normal course of business. We assess potential liability by analyzing litigation and regulatory matters using available information. We develop views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. We accrue a liability for the matters discussed below if it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

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

Minerva Indus., Inc. v. Motorola, Inc. et al. On June 6, 2007, Minerva Indus., Inc. (“Minerva”) filed this action against Virgin Mobile USA, LLC, Helio LLC and 41 other defendants in the United States District Court for the Eastern District of Texas for alleged infringement of U.S. Patent No. 6,681,120, which relates to a mobile entertainment and communication device. The plaintiff seeks monetary damages of an amount equal to no less than a reasonable royalty, trebled for willful infringement, attorney fees and a permanent injunction. The defendants entered into a joint defense agreement and filed a joint answer to Minerva’s complaint on January 7, 2008. A new patent was issued to Minerva on the same day. Minerva filed a new action alleging infringement of the new patent. Discovery is underway. A claim construction hearing has been scheduled for January 6, 2010, with a trial scheduled to begin on June 7, 2010.

Electronic Data Systems Corp. v. Online Wireless, Inc. et al. On February 4, 2008, Electronic Data Systems (“EDS”) filed suit against us and five other providers of prepaid wireless services. The lawsuit alleges that the defendants have infringed on two EDS patents, each of which sets forth a system and method that allows a consumer to use a personal computer or ATM machine to purchase prepaid telephone services electronically using funds debited from a designated financial account. EDS seeks an injunction, damages, and costs. The defendants have entered into a joint defense agreement. Discovery is set to commence in September 2009. A claim construction hearing has been scheduled for March 9, 2011, and trial has been scheduled to begin on August 1, 2011. We are seeking indemnification from several sources.

Intellect Wireless, Inc. v. T-Mobile USA, Inc., et al. On February 28, 2008, Intellect Wireless, Inc. filed a complaint against us, Helio, Inc. and two other defendants in the United States District Court for the Northern District of Illinois for alleged infringement, contributory infringement, or induced infringement of United States Patent Nos. 7,257,210, 7,305,076, and 7,266,186. The plaintiff alleges that we directly or indirectly infringed the patents by offering wireless plans, packages, and services that include Caller ID, picture messaging, and multimedia messaging services, which it asserts are covered under the subject patents. The plaintiff requests damages equal to no less than a reasonable royalty, attorneys’ fees, and a permanent injunction. We have entered into a joint defense agreement with the other defendants in the matter and are seeking indemnification from several sources. Discovery is underway and fact discovery cutoff is set for August 31, 2009.

MetroPCS Wireless, Inc. v. Virgin Mobile USA, L.P. On September 19, 2008 MetroPCS Wireless, Inc. (“MetroPCS”) filed a declaratory judgment action in the United States District Court for the Northern District of Texas relating to a program pursuant to which MetroPCS reprograms, or “reflashes,” non-MetroPCS handsets for use on the MetroPCS wireless network. In a letter dated July 2, 2008 and subsequent correspondence, we demanded that MetroPCS cease and desist from reflashing our handsets. The complaint seeks a judgment declaring, should MetroPCS reflash any of our handsets: (1) that we have no valid Lanham Act trademark infringement claim; (2) that we have no trademark dilution claim; (3) that an exemption to the Digital Millennium Copyright Act preempts contractual terms between us and our customers that prohibit handset reflashing; and (4) that MetroPCS has not tortiously interfered with our contractual relations or prospective business relations. On October 30, 2008, we filed an answer and counterclaims against MetroPCS. The parties engaged in mediation on January 22, 2009, without reaching agreement. On February 3, 2009, MetroPCS filed a motion for partial summary judgment. On February 23, 2009, we filed an opposition to MetroPCS’s motion and cross-moved for partial summary judgment.

Technology Patents LLC v. Deutsche Telekom, A.G. et al. On November 9, 2007, Technology Patents LLC (“Technology Patents”) filed suit against Helio and other defendants, alleging infringement of two patents that detail a method of delivering text messages internationally using the Internet as a packet-switched network to reach a broadcast mobile network in the destination country. Technology Patents seeks a permanent injunction enjoining the defendants’ international text or SMS messaging operations and capabilities in the United States, including an order requiring Helio and other carriers to disable international text messaging in the United States. Technology Patents also seeks damages for past infringement equal to at least a reasonable royalty plus interest and costs. The defendants moved to dismiss the complaint. On August 29, 2008, the Court issued an order denying the motion to dismiss. Discovery is underway and is scheduled to conclude in August 2009, with a claims construction hearing scheduled for December 15, 2009.

Trade Secret Litigation

BrandPort, Inc. v. Virgin Mobile USA, LLC. In June 2006, BrandPort, Inc. (“BrandPort”) sued us in the Chancery Division of New Jersey Superior Court, Somerset County. BrandPort alleged that, in developing our “Sugar Mama” program, the Company misappropriated trade secrets and confidential information and breached a nondisclosure agreement. BrandPort seeks compensatory damages for the Company’s alleged use of its trade secrets and confidential information. BrandPort lost motions for both a temporary restraining order and a preliminary injunction in 2006. Following discovery, we filed a motion for summary judgment, which was granted in its entirety on July 14, 2008, dismissing all of Brandport’s claims. BrandPort has appealed the decision.

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

Ballas v. Virgin Mobile USA, LLC, Virgin Mobile USA, Inc. and Virgin Media, Inc. We have been named as a defendant in a putative class action lawsuit commenced on May 21, 2007 in the Supreme Court of the State of New York, Nassau County, brought on behalf of a purported class of individuals who purchased Virgin Mobile-brand handsets within the State of New York. The complaint named us, Virgin Mobile USA, LLC, and Virgin Media, Inc. (which was subsequently dismissed voluntarily from the lawsuit) as defendants. The complaint alleges that defendants failed to disclose, on both their websites and on the retail packaging of Virgin Mobile-brand handsets, the replenishment or “Top-Up” requirements (the periodic minimum payments required to keep an account active) and the consequences of failing to adhere to them, and further alleges that the retail packaging implies that no such requirements exist. The plaintiff asserts two causes of action, one for breach of contract and one for deceptive acts and practices and misleading advertising under New York General Business Law §§ 349 and 350. The Court granted our motion to dismiss for failure to state a cause of action. On July 7, 2008, the plaintiff initiated an appeal. Following briefing, the appellate court is expected to schedule a hearing on the appeal. Briefing is complete, and oral argument was heard on February 2, 2009.

Nevels v. AT&T Mobility LLC et al. We are one of seven defendants named in a class action lawsuit filed on May 14, 2008 in the United States District Court for the Southern District of Mississippi. Plaintiffs seek compensatory damages, restitution, attorneys’ fees, and other costs under the Communications Act of 1934 based on their allegations that the defendants improperly (1) prohibit customers from disabling text messaging services and (2) charge customers for receipt of unsolicited text messages. On August 29, 2008, we filed a motion to dismiss the complaint. Plaintiffs failed to respond to the motion, and on September 25, 2008, we submitted a Proposed Order to the Court dismissing the complaint.

Lockyear v. Virgin Mobile USA, Inc. and Virgin Mobile USA, L.P. On July 10, 2008, two plaintiffs initiated a purported class action lawsuit against us in California state court alleging (1) breach of contract, (2) violations of the California Consumer Legal Remedies Act, (3) violation of California’s Unfair Competition Law, (4) unauthorized telephone charges in violation of California’s Public Utilities Code, (5) violation of California’s Computer Crime Law, (6) unjust enrichment, and (7) trespass to chattels. The allegations relate to allegedly improper billing by us for allegedly unwanted services provided by third party content providers. Plaintiffs seek compensatory and punitive damages, attorneys’ fees, costs, and injunctive and declaratory relief. We are investigating the allegations and seeking indemnification from several sources. We will defend itself vigorously against the lawsuit. On December 16, 2008, we filed a demurrer. Oral argument was heard on February 20, 2009, and the demurrer was overruled.

Conrad v. Virgin Mobile USA, Inc. and Flycell, Inc. On July 29, 2008, a plaintiff initiated a purported class action lawsuit against us and another defendant in Illinois state court, alleging breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The allegations, which are nearly identical to those raised in the Lockyear matter filed in California state court, allege improper billing for unwanted services provided by third party content providers. Plaintiff seeks actual, consequential, and compensatory damages, as well as injunctive, statutory and/or declaratory relief. We are investigating the allegations and seeking indemnification from several sources. We will defend vigorously against the lawsuit. On December 16, 2008, we moved to dismiss the complaint. The matter was referred to a magistrate judge and, on January 27, 2009, a status conference was held. The motion to dismiss was denied without prejudice pending limited discovery, after which we may seek leave to renew the motion to dismiss.

Botts v. Virgin Mobile USA, Inc. and Virgin Mobile USA, L.P. On July 22, 2008, a plaintiff initiated a purported class action lawsuit against us in Florida State Court alleging breach of contract. The allegations, which are nearly identical to those raised in the Lockyear matter filed in California state court, relate to allegedly improper billing for allegedly unwanted services provided by third party content providers. Plaintiff seeks actual, consequential, and compensatory damages, as well as injunctive statutory and/or declaratory relief. We are investigating the allegations and seeking indemnification from several sources. We will defend vigorously against the lawsuit. On December 16, 2008, we moved to dismiss the complaint. As of this filing, no briefing schedule on the motion has been set.

Shivers v. Virgin Mobile USA, Inc., M-Qube, Inc. and Flycell, Inc. On August 29, 2008, a plaintiff initiated a purported class action lawsuit against us and other defendants in California state court alleging (1) breach of contract, (2) violations of the California Consumer Legal Remedies Act, (3) violation of California’s Unfair Competition Law, (4) violation of California’s Public Utility Code, (5) unjust enrichment, and (6) tortious interference with a contract. The allegations, which are nearly identical to those raised in the Lockyear matter also pending in California state court, allege improper billing for alleged unwanted services provided by third-party content providers. Plaintiffs seek actual, consequential and compensatory damages, as well as injunctive, statutory and/or declaratory relief. We are investigating the allegations and seeking indemnification from several sources. We will defend vigorously against the lawsuit. On December 16, 2008 we filed a demurrer. Oral argument was heard on March 3, 2009. The demurrer has been taken under submission.

E911 Litigation

Commonwealth of Kentucky v. Virgin Mobile USA, LP. On October 14, 2008, the Commonwealth of Kentucky filed a complaint in state court seeking to recover e911 charges that it alleges were owed through July 2006. We filed an answer and counterclaims on January 15, 2009. The Commonwealth answered the counterclaims on February 2, 2009, and has served discovery requests.

TracFone Wireless, Inc. and Virgin Mobile USA, L.P. v. Commission on State Emergency Communications. On June 20, 2008, following administrative proceedings, the Texas Commission on State Emergency Communications adopted, with minor modifications, a decision by an administrative law judge holding that state e911 fees apply to prepaid wireless carriers under Texas law. On July 10, 2008, we jointly filed with another prepaid carrier a petition for rehearing, which the Commission rejected. On August 21, 2008, we filed a joint Petition for Judicial Review in Texas state court. A briefing schedule has not yet been set.

Virgin Mobile USA, LLC v. Arizona Department of Revenue. We pursued an informal review process with the Arizona Department of Revenue to resolve the issue of whether e911 fees were owed under Arizona law. We were unsuccessful in advancing our position through the informal review process. We are now pursuing formal review with the Office of Administrative Hearings. A hearing was held February 17, 2009. A decision will issue following post-hearing briefing.

Securities Litigation

Plaintiffs filed two class-action federal lawsuits, one in the District of New Jersey and the other in the Southern District of New York, against us, certain of the Company’s officers and directors, and other defendants. The suits alleged that the prospectus and registration statement filed pursuant to the Company’s IPO contained materially false and misleading statements in violation of the Securities Act of 1933, as amended (the “Securities Act”), and additionally alleged that at the time of the IPO we were aware, but did not disclose, that results for the third quarter of 2007 indicated widening losses and slowing customer growth trends. On January 7, 2008, we filed a motion to consolidate all cases in the United States District Court for the Southern District of New York for pre-trial purposes. On April 7, 2008, the United States Judicial Panel on Multidistrict Litigation granted the motion and consolidated the cases in the District of New Jersey. On March 17, 2008, the district court judge in the New Jersey matter appointed the New Jersey plaintiffs as lead plaintiffs for the litigation. Plaintiffs filed a consolidated amended complaint on May 16, 2008. On July 15, 2008, we filed a motion to dismiss the amended complaint. Plaintiffs filed an opposition brief on October 6, 2008 and we filed a reply brief on November 5, 2008. On March 9, 2009, the court issued a ruling from the bench denying our motion to dismiss the case.

Item 4.	Submission of Matters to a Vote of Security Holders.

No items were submitted to a vote of security holders during the quarter ended December 31, 2008.

On February 23, 2009, the Company held a Special Meeting of Stockholders, at which Stockholders of the Company were asked to approve:

1. An amendment to the Company’s Amended and Restated Certificate of Incorporation to (i) increase the number of authorized shares of Class B common stock from one share to two shares and (ii) add SK Telecom as a “Founding Stockholder” solely for purposes of Article XI (which addresses certain rights and obligations of the Founding Stockholders of the Company) therein;

2. The issuance of shares of Class A common stock upon conversion of the shares of Series A Preferred Stock issued to the Virgin Group and SK Telecom, and the granting of voting rights to the Virgin Group and SK Telecom with respect to the Series A Preferred Stock; and

3. An amendment to the Company’s 2007 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) to increase the number of shares of Class A common stock designated for issuance thereunder from 7,726,384 shares (including shares previously granted under the Omnibus Plan or its predecessor plans or subject to outstanding awards thereunder) to 12,726,384 shares.

The Stockholders approved each of the foregoing items.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our Class A common stock are traded on the NYSE under the listing symbol “VM.” Trading of our Class A common shares commenced in October 2007 in connection with our initial public offering. Prior to that, there was no public market for our common stock. All of the shares of Class B common stock and Class C common stock are held by Sprint Nextel and the Virgin Group, respectively, and there is currently no public market for these shares.

As of February 28, 2009, we had 65,009,079 shares of Class A common stock outstanding, par value $0.01 per share, held by approximately 5,700 beneficial owners.

The following table provides, for the period indicated, the range of high and low sale prices per share on the NYSE for our Class A common stock:

Quarter	High	Low
Quarter ended December 31, 2007 (from October 10, 2007)	$15.69	$6.45
Quarter ended March 31, 2008	$9.42	$1.90
Quarter ended June 30, 2008	$5.18	$2.03
Quarter ended September 30, 2008	$3.65	$2.20
Quarter ended December 31, 2008	$2.82	$0.60

We have never declared or paid a cash dividend on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then-existing conditions, including our financial condition and results of operations, contractual restrictions, business prospects and other factors that our Board of Directors considers relevant. Our ability to pay dividends is also restricted by the terms of our respective credit agreements.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to shares of our Class A common stock issuable under our equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)**
Equity compensation plans approved by security holders	6,288,172	*	$10.72	376,521
Equity compensation plans not approved by security holders	—		—	—

Total	6,288,172		$10.72	376,521

*	This total excluded 427,650 outstanding Restricted Stock Awards.

**	On February 23, 2009, a special meeting of our stockholders was held at which our stockholders approved the amendment of our 2007 Omnibus Incentive Compensation Plan to increase the number of shares of common stock designated for issuance thereunder from 7,726,384 shares (including shares previously granted under the 2007 Omnibus Incentive Compensation Plan or its predecessor plans or subject to outstanding awards thereunder) to 12,726,834 shares, of which 11,374,255 have been granted as of February 28, 2009.

Recent Sales of Unregistered Securities

On August 22, 2008, we issued 25 thousand shares of Series A Preferred Stock to each of the Virgin Group and SK Telecom for an aggregate investment amount of $50 million. The issuance of Preferred Stock was not registered under the Securities Act because it was offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act. On February 23, 2009, a special meeting of our stockholders was held at which our stockholders approved the grant of certain conversion rights to holders of Series A Preferred Stock. As a result of such approval, commencing February 2010, each share of Series A Preferred Stock may be converted into 117.64706 shares of our Class A common stock, reflecting an effective conversion price of $8.50 per share of Class A common stock, until the fourth anniversary of the original issue date (August 22, 2012) or will be automatically converted into 117.64706 shares of our Class A common stock if the price of our Class A common stock exceeds the conversion price of the Series A Preferred Stock. Assuming no further increase to the number of Class A common shares and assuming full conversion of all outstanding Operating Partnership units into Class A common stock, if all of the Series A Preferred Stock were converted as of December 31, 2008, we would then have had 85,869,649 shares of Class A common stock outstanding (including dividends accrued over the full four-year period), and the Class A common stock issued upon conversion of the Series A Preferred Stock would have represented approximately 8.5% of the outstanding shares after giving effect to the conversion. On a pro forma combined basis, the diluted net income per common share for the year ended December 31, 2008 would have been $0.13. The Series A Preferred Stock earns dividends at a rate of 6.0% per year, payable semi-annually in kind.

Immediately after the receipt of the investment proceeds in the aggregate amount of $50 million from the Virgin Group and SK Telecom, we contributed such proceeds to the Operating Partnership through an indirect contribution to Bluebottle Investments and Bluebottle Holdings. The Operating Partnership used such proceeds to pay down outstanding indebtedness under our Senior Credit Agreement, in the amount of $50 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers for the period October 1, 2008 through December 31, 2008

None.

Item 6.	Selected Financial Data.

The following table sets forth our selected historical financial and other data as of the dates and for the periods indicated. Virgin Mobile USA, Inc. is a holding company formed in 2007 in connection with our initial public offering, or IPO, which occurred on October 16, 2007. We accounted for our reorganization transactions, for periods prior to our IPO, using a carryover basis, similar to a pooling-of-interest as the reorganization transactions were premised on a non-substantive exchange in order to facilitate the IPO. This is consistent with Financial Accounting Standards Board Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations, including Costs of Closing Duplicate Facilities of an Acquirer; Stock Transactions between Companies under Common Control; Down-Stream Mergers, Identical Common Shares for a Pooling of Interests; and Pooling of Interests by Mutual and Cooperative Enterprises. Under this method of accounting, we treated the companies as if they had always been combined for accounting and financial reporting purposes and, therefore, the consolidated financial statements for the years ended and as of December 31, 2006, 2005, and 2004 are presented on the same basis as that for the years ended and as of December 31, 2008 and 2007. The financial information for the years ended December 31, 2008, 2007 and 2006 and as of December 31, 2008 and 2007 has been derived from our audited consolidated financial statements included elsewhere in this report. The financial information as of December 31, 2006, has been derived from our audited financial statements not included in this report and the financial information for the years ended and as of December 31, 2005 and 2004 has been derived from our accounting records.

Effective December 31, 2008, we elected to change the method of accounting for regulatory fees and tax surcharges, primarily Universal Service Fund, or USF contributions from a net basis to a gross basis in the statement of operations. As originally reported, we accounted for USF contributions on a net basis such that the USF remittance to the government agencies was recorded as cost of service and the surcharge for USF collected from customers was recorded as a reduction of cost of service. We changed our accounting policy to account for USF contributions on a gross basis such that the surcharge for USF collected from customers is recorded in net service revenue and remittances to government agencies are recorded in cost of service. This change in accounting policy, which was applied retroactively, increased both net service revenue and cost of service by $13.3 million, $12.5 million, $2.9 million, and $0.3 million during the years ended December 31, 2008, 2007, 2006, and 2005, respectively. We did not collect any USF from our customers during the year ended December 31, 2004. This change in accounting policy does not change previously reported operating income (loss) or net income (loss).

We use several financial performance metrics, presented below under “Other Data (unaudited)” including Adjusted EBITDA, Average Revenue Per User, or ARPU, Cash Cost Per User, or CCPU, Cost Per Gross Addition, or CPGA, Adjusted EBITDA margin, Free Cash Flow and Unlevered Free Cash Flow which are not calculated in accordance with Generally Accepted Accounting Principles, or GAAP. A non-GAAP financial metric is defined as a numerical measure of a company’s financial performance that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of operations or statement of cash flows or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe that the non-GAAP financial metrics that we use are helpful in understanding our operating performance from period to period, and although not every company in the wireless communication industry defines these metrics in precisely the same way, we believe that these metrics as we use them facilitate comparisons with other wireless communication companies. These metrics should not be considered substitutes for any performance metric determined in accordance with GAAP.

The selected historical financial and other data presented below is not indicative of our results for any future periods. You should read the information in the table below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical audited financial statements and the accompanying notes included elsewhere in this report.

Virgin Mobile USA, Inc.

Selected Historical Consolidated Financial and Other Data

(in thousands, except per share amounts and other data unless otherwise indicated)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Operating revenue:
Net service revenue	$1,235,870	$1,239,533	$1,022,927	$884,116	$567,006
Net equipment and other revenue	87,623	85,890	90,524	106,116	123,632

Total operating revenue	1,323,493	1,325,423	1,113,451	990,232	690,638
Operating expenses:
Cost of service (exclusive of depreciation and amortization)	367,104	362,043	302,002	309,621	229,283
Cost of equipment	426,249	425,263	378,981	361,655	364,042
Selling, general and administrative (exclusive of depreciation and amortization)	433,051	446,708	401,964	346,723	253,419
Restructuring	8,972	—	—	—	—
(Gain) loss from litigation	—	—	(15,384)	29,981	—
Depreciation and amortization	40,128	33,608	28,381	19,413	12,891

Total operating expense	1,275,504	1,267,622	1,095,944	1,067,393	859,635

Operating income (loss)	47,989	57,801	17,507	(77,161)	(168,997)

Interest expense	33,710	54,988	53,822	24,594	7,567
Interest income	(3,001)	(1,597)	(1,642)	(687)	(1)

Interest expense—net	30,709	53,391	52,180	25,281	7,568
Other expense (income)	5,686	(129)	2,268	6,223	(329)

Income (loss) before income taxes and minority interest	11,594	4,539	(36,941)	(108,665)	(176,236)
Income taxes	1,285	321	—	—	—

Income before minority interest	10,309	4,218	(36,941)	(108,665)	(176,236)
Minority interest	2,364	—	—	—	—

Net income (loss)	7,945	4,218	(36,941)	(108,665)	(176,236)
Preferred stock dividends	1,083	—	—	—	—

Net income (loss) available to common stockholders	$6,862	$4,218	$(36,941)	$(108,665)	$(176,236)

Earnings (loss) per weighted average common share—basic	$0.13	$0.13	$(1.45)	$(4.49)	$(7.36)
Earnings (loss) per weighted average common share—diluted	$0.13	$0.08	$(1.45)	$(4.49)	$(7.36)

Balance Sheet Data (at period end):
Cash and cash equivalents	$12,030	$19	$8	$18,579	$33
Total assets	367,068	282,039	276,947	221,232	165,394
Total debt	267,174	323,751	553,298	497,527	98,965
Preferred Stock	50,000	—	—	—	—
Stockholders’ deficit	(355,630)	(415,199)	(644,479)	(622,003)	(194,532)

Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$44,493	$39,649	$(38,874)	$(1,721)	$(40,528)
Investing activities	(15,615)	(28,443)	(34,453)	(33,607)	(26,288)
Financing activities	(16,867)	(11,195)	54,756	53,874	66,812
Capital expenditure	(18,773)	(28,443)	(34,453)	(33,607)	(26,288)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Other Data: (unaudited)
Gross additions (a)	3,305,857	3,384,460	3,013,781	2,666,194	2,328,830
Churn (b)	5.2%	4.9%	4.8%	4.3%	3.9%
Net additions (c)	119,237	511,796	729,313	993,625	1,422,855
End-of-period customers (d)	5,380,310	5,085,886	4,574,090	3,844,777	2,851,152
Adjusted EBITDA (in thousands) (e)	$101,127	$99,694	$47,884	$(48,275)	$(133,567)
Adjusted EBITDA margin (e)	8.2%	8.0%	4.7%	(5.5)%	(23.6)%
ARPU (f)	$20.30	$21.24	$21.54	$22.54	$24.24
CCPU (g)	$12.74	$13.05	$13.21	$14.95	$16.85
CPGA (h)	$108.68	$111.66	$120.55	$118.62	$131.58
Free Cash Flow (in thousands) (i)	$25,720	$11,206	$(73,327)	$(35,328)	$(66,816)
Unlevered Free Cash Flow (in thousands) (i)	$57,776	$62,657	$(20,999)	$(10,858)	$(63,124)

(a)	Gross additions represents the number of new customers who activated an account during a period or, in the case of postpaid, the number of new or existing customers who entered into a new long-term contract (rather than an extension of an existing contract), unadjusted for churn during the same period. In measuring gross additions, we begin with account activations and exclude returns, customers who have reactivated and fraudulent activations. Returns include “remorse returns” for the postpaid business, within 30 days of activation, and retailer returns for the prepaid business, with the timing dependent on the retailer’s policy. These adjustments are applied in order to arrive at a more meaningful measure of our customer growth.

(b)	Churn is used to measure customer turnover on an average monthly basis. Churn is calculated as the ratio of the net number of customers who disconnect from our service during the period being measured to the weighted average number of customers during that period, divided by the number of months during the period being measured. The net number of customers who disconnect from our service is calculated as the total number of customers who disconnect less the adjustments noted under gross additions above. These adjustments are applied in order to arrive at a more meaningful measure of churn. The weighted average number of customers is the sum of the average number of customers for each day during the period being measured divided by the number of days in the period. For the prepaid business, churn includes those pay-by-the-minute customers who we automatically disconnect from our service when they have not replenished, or “Topped-Up,” their accounts for 150 days, as well as those monthly customers who we automatically disconnect when they have not paid their monthly recurring charge for 150 days (except for such monthly customers who are engaged in a retention program or who replenish their account for less than the amount of their monthly recurring charge and, according to the terms of our monthly plans, may continue to use our services on a pay-by-the-minute basis), and such customers who voluntarily disconnect from our service prior to reaching 150 days since replenishing their account or paying their monthly recurring charge. We utilize 150 days in our calculation because it represents the last date upon which a customer who replenishes his or her account is still permitted to retain the same phone number. We also have a “service preserver” option which allows customers to extend the 150-day period to one year by replenishing their account using an annual top-up. In this case, we will automatically disconnect their service if an additional top-up is not made within 415 days of the qualifying annual top-up. For the postpaid business, churn includes those customers who either disconnect from our service voluntarily or whose service we disconnect for nonpayment. These calculations are consistent with the terms and conditions of our service offering. We believe churn is a useful metric to track changes in customer retention over time and to help evaluate how changes in our business and services offerings affect customer retention. In addition, churn is also useful for comparing our customer turnover to that of other wireless communications providers.

(c)	Net customer additions represents the number of new customers who activated an account during a period or, in the case of postpaid, the number of new or existing customers who entered into a new long-term contract (rather than an extension of an existing contract), adjusted for churn during the same period.

(d)	End-of-period customers are the total number of customers at the end of a given period.

(e)

Adjusted EBITDA is calculated as net income (loss) plus interest expense (net), income tax expense, tax receivable agreements expense, depreciation and amortization (including the amortization of intangibles associated with our acquisition of Helio), write-offs of property and equipment, non-cash compensation expense, minority interest, equity issued to a member, debt extinguishment costs and expenses of Bluebottle Investments prior to the completion of the IPO. Beginning in the second quarter of 2008, we updated our definition of Adjusted

EBITDA to exclude minority interest and write-offs of property and equipment. Although these are all necessary elements of our cost structure, they are customary adjustments in the calculation of supplemental metrics. We believe Adjusted EBITDA is a useful tool in evaluating performance because it eliminates items which do not relate to our core operating performance and provides an indicator which our management uses to evaluate our business. Specifically, our management uses Adjusted EBITDA in their calculation of compensation targets, preparation of budgets and evaluations of performance.

We believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our company’s overall operating performance and that this metric facilitates comparisons with other wireless communications companies. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, as an alternative to net income, operating income or any other measures derived in accordance with GAAP, or as a substitute for analysis of our results as reported under GAAP. The items we eliminate in calculating Adjusted EBITDA are significant to our business: (1) interest expense is a necessary element of our costs and ability to generate revenue because we incur interest expense related to any outstanding indebtedness, (2) to the extent that we incur income tax, it represents a necessary element of our costs and our ability to generate revenue because ongoing revenue generation is expected to result in future income tax expense, (3) depreciation and amortization are necessary elements of our costs, (4) write-offs of property and equipment eliminate non-productive assets from our balance sheet, reconciling it to our earnings, (5) tax receivable agreements expenses are the costs related to our tax receivable agreements, as they are reimbursements to the Virgin Group, for the utilization of net operating loss carryforwards we received as part of the IPO, and to Sprint Nextel, for the increase in tax basis that will be allocated to us, (6) non-cash compensation expense is expected to be a recurring component of our costs and we may be able to incur lower cash compensation costs to the extent that we grant non-cash compensation, (7) minority interest is the income related to the minority owners of Virgin Mobile USA, L.P. and, therefore, not available to our common stockholders, (8) expense resulting from equity issued to a member represents an actual cost relating to a prior contractual obligation, and (9) expenses associated with Bluebottle Investments prior to the IPO. Furthermore, any measure that eliminates components of our capital structure and the carrying costs associated with the property and equipment on our balance sheet has material limitations as a performance measure. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

Adjusted EBITDA margin is used to measure our Adjusted EBITDA performance relative to our net service revenue so that we can gauge the performance of Adjusted EBITDA normalized for the changing scale of our business. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by our net service revenue.

	Year Ended December 31,
(in thousands, except Adjusted EBITDA margin)	2008	2007	2006	2005	2004
			(Unaudited)
Net income (loss)	$7,945	$4,218	$(36,941)	$(108,665)	$(176,236)
Plus:
Depreciation and amortization	40,128	33,608	28,381	19,413	12,891
Interest expense—net	30,709	53,391	52,180	25,281	7,568
Income tax expense	1,285	321	—	—	—
Tax receivable agreements expense	5,616	—	—	—	—
Non-cash compensation expense	12,409	7,423	2,563	1,475	5
Write-offs of property and equipment	671	450	—	—	—
Bluebottle USA Investments L.P. expenses prior to the IPO	—	283	232	5,527	217
Equity issued to a member	—	—	—	7,623	21,988
Debt extinguishment costs	—	—	1,469	1,071	—
Minority interest	2,364	—	—	—	—

Adjusted EBITDA	$101,127	$99,694	$47,884	$(48,275)	$(133,567)

Net service revenue	$1,235,870	$1,239,533	$1,022,927	$884,116	$567,006
Adjusted EBITDA Margin	8.2%	8.0%	4.7%	(5.5)%	(23.6)%

(f)	Average revenue per user, or ARPU, is used to measure and track the average revenue generated by our customers on a monthly basis. ARPU is calculated as net service revenue for the period divided by the weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. The weighted average number of customers is the sum of the average customers for each day during that period being measured divided by the number of days in that period. ARPU helps us to evaluate customer performance based on customer revenue and to forecast our future service revenues. As discussed above, net service revenue and ARPU now include the surcharge for USF collected from customers, formerly recorded as a reduction in cost of service.

	Year Ended December 31,
(in thousands, except number of months and ARPU)	2008	2007	2006	2005	2004
	(Unaudited)
Net service revenue	$1,235,870	$1,239,533	$1,022,927	$884,116	$567,006
Divided by weighted average number of customers	5,073	4,864	3,957	3,268	1,949
Divided by number of months in the period	12	12	12	12	12

ARPU	$20.30	$21.24	$21.54	$22.54	$24.24

(g)	Cash cost per user, or CCPU, is used to measure and track our costs to provide support for our services to our existing customers on an average monthly basis. The costs included in this calculation are our (1) cost of service (exclusive of depreciation and amortization), excluding cost of service associated with initial customer acquisition, (2) general and administrative expenses, excluding Bluebottle Investments general and administrative expenses prior to the IPO, non-cash compensation expenses and write-offs of property and equipment, (3) restructuring expenses, (4) net loss on equipment sold to existing customers, (5) cooperative advertising in support of existing customers and (6) other expense (income), excluding tax receivable agreements expenses, debt extinguishment costs and Bluebottle Investments. These costs are divided by our weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. As discussed above, CCPU now includes USF taxes on a gross basis, with the surcharge collected from customers now reflected in ARPU. CCPU helps us to assess our ongoing business operations on a per customer basis, and evaluate how changes in our business operations affect the support costs per customer. Given its use throughout the industry, CCPU also serves as a standard by which we compare our performance against that of other wireless communications companies.

	Year Ended December 31,
(in thousands, except number of months and CCPU)	2008	2007	2006	2005	2004
	(Unaudited)
Cost of service (exclusive of depreciation and amortization)	$367,104	$362,043	$302,002	$309,621	$229,283
Less: Cost of service associated with initial customer acquisition	(2,148)	(2,261)	(1,968)	(3,750)	(7,367)
Add: General and administrative expenses (excluding Bluebottle USA Investments L.P. expenses prior to the IPO) (1)	336,316	338,548	288,414	254,989	161,269
Add: Restructuring expense	8,972	—	—	—	—
Less: Non-cash compensation expense	(12,409)	(7,423)	(2,563)	(1,475)	(5)
Less: Write-offs of property and equipment	(671)	(155)	—	—	—
Add: Net loss on equipment sold to existing customers	77,656	69,026	38,042	22,291	11,259
Add: Cooperative advertising in support of existing customers	549	2,348	2,362	4,620	—
Add: Other expense (income), net of tax receivable agreements expense, Bluebottle USA Investments L.P. and debt extinguishment costs	70	(135)	799	(122)	(305)

Total CCPU costs	$775,439	$761,991	$627,088	$586,174	$394,134

Divided by weighted average number of customers	5,073	4,864	3,957	3,268	1,949
Divided by number of months in the period	12	12	12	12	12

CCPU	$12.74	$13.05	$13.21	$14.95	$16.85

(1)	Bluebottle USA Investments L.P. general and administrative expenses were: $0, $277, $232, $253, and $241 for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(h)	Cost per gross addition, or CPGA, is used to measure the cost of acquiring a new customer. The costs included in this calculation are our (1) selling expenses less cooperative advertising in support of existing customers, (2) net loss on equipment sales (cost of equipment less net equipment revenue), excluding the net loss on equipment sold to existing customers, write-offs of property and equipment and equity issued to a member, and (3) cost of service associated with initial customer acquisition. These costs are divided by gross additions for the period being measured. CPGA helps us to assess the efficiency of our customer acquisition methods and evaluate our sales and distribution strategies. CPGA also allows us to compare our average acquisition costs to those of other wireless communications providers.

	Year Ended December 31,
(in thousands, except CPGA)	2008	2007	2006	2005	2004
	(Unaudited)
Selling expenses	$96,735	$107,883	$113,318	$91,481	$91,909
Add: Cost of equipment	426,249	425,263	378,981	361,655	364,042
Less: Net equipment and other revenue	(87,623)	(85,890)	(90,524)	(106,116)	(123,632)
Less: Net loss on equipment sold to existing customers	(77,656)	(69,026)	(38,042)	(22,291)	(11,259)
Less: Write-offs of property and equipment	—	(295)	—	—	—
Less: Equity issued to a member	—	—	—	(7,623)	(21,988)
Less: Cooperative advertising in support of existing customers	(549)	(2,348)	(2,362)	(4,620)	—
Add: Cost of service associated with initial customer acquisition	2,148	2,261	1,968	3,750	7,367

Total CPGA costs	$359,304	$377,848	$363,339	$316,236	$306,439
Divided by gross additions	3,306	3,384	3,014	2,666	2,329

CPGA	$108.68	$111.66	$120.55	$118.62	$131.58

(i)	Free Cash Flow is a non-GAAP financial measure that is calculated as net cash provided by operating activities less capital expenditures. Free Cash Flow is an indicator of cash generated by our business after operating expenses, capital expenditures and interest expense. Unlevered Free Cash Flow is a non-GAAP financial measure that is calculated as net cash provided by operating activities excluding cash paid for interest, less capital expenditures. Unlevered Free Cash Flow is an indicator of cash generated by our business after operating expenses and capital expenditures and before interest payments. We believe these measures help to (1) evaluate our ability to satisfy our debt and meet other mandatory payment obligations, (2) measure our ability to pursue growth opportunities, and (3) determine the amount of potential cash which may potentially be available to stockholders in the form of stock repurchase and/or dividends subject to the terms and conditions of our Senior Credit Agreement, if we choose to make such dividend payments. Given that our business is not capital intensive, we believe these measures to be of particular relevance and utility. We also use Free Cash Flow and Unlevered Free Cash Flow internally for a variety of purposes, including managing our projected cash needs.

	Year Ended December 31,
(in thousands)	2008	2007	2006	2005	2004
	(Unaudited)
Net cash provided by (used in) operating activities	$44,493	$39,649	$(38,874)	$(1,721)	$(40,528)
Less:
Capital expenditures	(18,773)	(28,443)	(34,453)	(33,607)	(26,288)

Free Cash Flow	25,720	11,206	(73,327)	(35,328)	(66,816)
Add:
Cash paid for interest	32,056	51,451	52,328	24,470	3,692

Unlevered Free Cash Flow	$57,776	$62,657	$(20,999)	$(10,858)	$(63,124)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Company Overview

We are a leading national provider of wireless communications services, offering prepaid services and, following the acquisition of Helio, postpaid services targeted at the youth market. Our customers are attracted to our products and services because of our flexible terms, easy to understand and value-oriented pricing structures, stylish handsets offered at affordable prices and relevant mobile data and entertainment content. Our prepaid product and service offerings have no annual contract or credit check and we attract a wide range of customers, approximately half of whom are ages 35 and under. Our voice and data plans allow our customers to talk, use text messaging, picture messaging, email and instant messaging on a per usage basis or according to the terms of our monthly hybrid plans. Following the acquisition of Helio on August 22, 2008, we began to offer postpaid voice and data plans, some with two-year contracts, for both individuals and families.

Founded as a joint venture between Sprint Nextel and the Virgin Group, we launched our service nationally in July 2002. As of December 31, 2008, we served 5.38 million customers, a 5.8% increase over the 5.09 million customers we served as of December 31, 2007. We achieved our second consecutive year of profitability with net income of $7.9 million in 2008 compared to net income of $4.2 million in 2007 and a net loss of $36.9 million in 2006. On August 22, 2008, we acquired Helio, a provider of postpaid wireless products and services, with a customer base of approximately 170 thousand. The acquisition of Helio allowed us to offer high-value postpaid services and to acquire a unique and differentiated set of data applications that we expect to offer across our customer base. In addition, in connection with the acquisition of Helio, we: (1) revised the terms of our PCS Services Agreement with Sprint Nextel, which we currently expect will reduce our effective per-minute network cost in 2009; (2) received additional investments of $25 million from each of the Virgin Group and SK Telecom, in exchange for our issuance of Series A Convertible Preferred Stock, or the Series A Preferred Stock; (3) used the $50 million of proceeds from the issuance of our Series A Preferred Stock to repay a portion of the borrowings outstanding under our senior secured credit facility, or Senior Credit Agreement; (4) increased the borrowing availability under our subordinated secured revolving credit facility, or Revolving Credit Facility, from $75 million to $135 million, through additional commitments of $25 million by the Virgin Group and $35 million by SK Telecom; and (5) added SK Telecom as a strategic stockholder entitled to two seats on our Board of Directors.

Our products and services are marketed under the “Virgin Mobile” brand and for a short transition period, the “Helio” brand, using the nationwide Sprint PCS network. We have exclusive rights to use the Virgin Mobile brand, which enjoys strong brand awareness, for mobile voice and data services, through 2027 in the United States, Puerto Rico and U.S. Virgin Islands through a trademark license agreement with the Virgin Group. We control our customers’ experience and all customer “touch points,” including brand image, web site, retail merchandising, service and product pricing, mobile content options, marketing, distribution and customer care, but as a mobile virtual network operator, or MVNO, we do not own or operate a physical network, which frees us from related capital expenditures. This allows us to focus our resources and compete effectively against the major national wireless providers in our target market. We focus primarily on wireless consumers who use 200 to 1,000 minutes per month. According to Market Tools, 70% of wireless consumers use fewer than 1,000 minutes per month. According to Nielsen Mobile, prepaid subscribers average 425 minutes of calling per month.

We operate in the highly competitive and regulated wireless communications industry. The primary bases of competition in our industry are the prices, types and quality of products and services offered. As the wireless communications industry continues to grow and consolidate, we continually reassess our business strategies and their impact on our operations. Our strategies have included pricing our handsets and service offers competitively to grow and maintain our customer base. We expect these strategies to continue in the future. We continually monitor the impact of handset prices and service offers on the profile of our new customers, the behavior of our existing customers and our financial performance. We will make adjustments to our pricing strategy accordingly, including potentially lowering or raising handset prices and updating our service offers. Many factors, including risk factors described in the “Risk Factors” section of this annual report, could adversely affect our performance and results.

We primarily rely on four third-party retail channels for distribution and product placement within their stores to promote the sale of our handsets to grow our customer base. In the first half of 2008, we entered into three agreements to expand our retail presence. We entered new agreements with American Wireless and Sears and expanded our relationship with Wal-Mart by both increasing the number of doors in which our products are sold by approximately 20% and by increasing our shelf space at all Wal-Mart locations where our products are sold. Collectively, these arrangements expanded our retail footprint by approximately 2,000 doors during 2008. There is no assurance that our distribution partners will continue to distribute our products and the loss of any of our retail distribution partners could result in lower gross additions, account replenishments, or “Top-Ups”, and increased churn and therefore adversely affect our results of operations and cash flows.

We earn revenues primarily from the sale of wireless voice and mobile data services, along with the sale of handsets through third party retail locations, our website and our call center, “Virgin Mobile At Your Service.” Our services are available through a variety of different pricing plans, including flat rate and monthly plans that offer the benefits of long-term contract-based wireless plans with the flexibility of pay-as-you-go services. Following the acquisition of Helio on August 22, 2008, we began to offer postpaid voice and data plans, with two-year contracts, for both individuals and families. During the first half of 2008, we rolled out new pricing plans which were designed to improve the competitiveness and value of our offers to our customers. These new plans provide our customers the ability to purchase, in a variety of ways and on a flexible basis, packages of minutes, or minute packs, in denominations ranging from $20 to $50. They also include, subject to certain restrictions, a roll-forward feature for previously purchased minutes. On July 1, 2008, we further revised our calling plans by unveiling our “Totally Unlimited” nationwide calling plan for $79.99 per month. We believe that the flexibility and competitive price points on these plans will help us retain customers and stimulate growth. Further, we believe the value and flexibility of our products and services are increasingly attractive to budget-conscious consumers during challenging economic times. Our monthly plans have grown to 48% of gross additions in the fourth quarter of 2008, compared to 28% in the fourth quarter of 2007, and we expect these new monthly plans to contribute an increasing portion of our revenue going forward. We continue to assess the various competitive offers and pricing actions in the marketplace and will continue to monitor the offers and pricing actions our competitors take to assure that our offers remain competitive. If we are unsuccessful in responding to competing offers, our results and performance, including end-of-period customers, may be adversely affected.

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

The United States economy is in a recession and capital markets are currently undergoing a period of unprecedented volatility. While we believe that the challenging economic environment makes the value and flexibility of our plans more attractive to consumers, our management believes that if the economic environment continues to be unfavorable in comparison to the prior years in which we have operated and negatively affects consumer spending, our handset sales, usage and results of operations may be adversely affected. In such circumstances, we and our competitors might be compelled to offer our products and services at lower prices, which may have a negative impact on operating income. Reduced revenues as a result of decreased consumer spending would also reduce our working capital for planned retail distribution improvements, otherwise hinder our ability to improve our stock performance and might necessitate cost saving measures.

On November 13, 2008, we received written notice from the NYSE notifying us that we were not in compliance with certain of the listing criteria. We are below the applicable standards because the average market capitalization of our Class A common stock and substantial equivalents, over a period of 30 trading days, is less than $100 million. On November 19, 2008, we received a second written notice from the NYSE notifying us that we were not in compliance with the stock price listing criteria because the average price of one share of our Class A common stock, over 30 trading days, was less than $1.00. In December 2008, we filed our business plan with the NYSE and in January 2009, the NYSE notified us that it had accepted our plan of compliance and we have until May 2009 to comply with the share price standard and until May 2010 to comply with the market capitalization standard. We are subject to periodic review by the NYSE during this period.

PCS Services Agreement with Sprint Nextel

We purchase wireless network services at a fixed price from Sprint Nextel under an agreement which runs through 2027. During 2008, we entered into six amendments to the PCS Services Agreement with Sprint Nextel and one amendment during 2009. On March 12, 2008, we entered into the Second Amendment to the PCS Services Agreement with Sprint Nextel to provide that, among other things, we would not be subject to any true-up process and the related payment obligations with respect to the fiscal year ended December 31, 2007.

On May 12, 2008, we entered into the Third Amendment to the PCS Services Agreement with Sprint Nextel to provide that we would pay Sprint Nextel at least $298 million for wireless network services, including voice, messaging and data traffic, according to a monthly payment schedule during the year ending December 31, 2008, and would receive off-peak rates for a two-hour period each weekday until (pursuant to the Fifth Amendment to the PCS Services Agreement, as described below) the closing of the acquisition of Helio. This amendment was contingent upon us obtaining approval from the Virgin Group to increase the lending commitment under the Revolving Credit Facility from $75 million to $100 million by June 30, 2008.

On June 27, 2008, in connection with the agreement to acquire Helio we entered into the Fourth and Fifth Amendments to the PCS Services Agreement with Sprint Nextel. The Fourth Amendment to the PCS Services Agreement eliminated the requirement for us to secure an increase in the Virgin Group’s lending commitment under the Revolving Credit Facility from $75 million to $100 million, which had been a requirement to the continued effectiveness of the Third Amendment to the PCS Services Agreement. The Fifth Amendment to the PCS Services Agreement, which became effective upon the closing of the acquisition of Helio and superseded the Third Amendment to the PCS Services Agreement, eliminated the annual true-up process and related payment obligations, and obligated us to pay Sprint Nextel a minimum of $320 million, $370 million and $420 million during the years ending December 31, 2008, 2009 and 2010, respectively, for wireless network services, including voice, messaging and data traffic. Under the Fifth Amendment there will be no minimum annual commitment for 2011 and beyond with pricing in 2011 based on the pricing schedule for 2010. Additionally, effective July 1, 2008, Sprint Nextel is providing us with a $2.50 network usage credit for each gross addition through December 31, 2009, up to a maximum of $10 million. We are eligible to receive this credit provided that no undisputed amounts invoiced to us under the PCS Services Agreement are past due.

On December 22, 2008, we entered into the Sixth and Seventh Amendments to the PCS Services Agreement with Sprint Nextel. Under the terms of the Sixth Amendment, our required minimum payment for the year ended December 31, 2008 decreased from $320 million to $318 million. In addition, Sprint Nextel provided us with an additional network usage credit of $2.00 for each gross addition between October 1, 2008 and December 31, 2008, which will be in addition to the $2.50 network usage credit described above and not subject to the $10 million limit discussed above. During the year ended December 31, 2008, we recorded a credit of $7.1 million in cost of service for both network usage credits. There were no network usage credits recorded during the years ended December 31, 2007 and 2006. Under the Seventh Amendment, beginning in 2009 we are no longer subject to minimum annual payments and pay fixed rates for voice, messaging and data traffic that are lower than rates applicable in 2008. We may benefit from additional discounts to these rates in 2010, with the degree of discount based upon the total payments under the PCS Services Agreement for 2009. We expect to negotiate with Sprint Nextel for rates and other terms applicable to 2011 and beyond, but if we fail to reach an agreement, 2010 rates will apply.

On February 25, 2009, we entered into the Eighth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Eighth Amendment, our required minimum payment for the year ended December 31, 2008 decreased from $318 million to $317.2 million.

Initial Public Offering

We are a Delaware corporation formed as a holding company for the purpose of facilitating an initial public offering, or IPO, of Class A common stock, which was completed on October 16, 2007. Prior to the completion of the IPO, Virgin Mobile USA, Inc. and its subsidiaries completed reorganization transactions, or the Reorganization, pursuant to which Virgin Mobile USA, LLC, the principal operating entity for our business, converted into a Delaware limited partnership, changed its name to Virgin Mobile USA, L.P., or the Operating Partnership, and became a majority-owned subsidiary of Virgin Mobile USA, Inc., the holding company for the public’s common equity interests in our business.

On October 16, 2007, we completed our IPO and we, along with the selling stockholders sold 27,500,000 shares of our Class A common stock. We received net proceeds of $352.7 million after deducting underwriting commissions and discounts of $23.7 million and estimated offering expenses of $7.4 million. We used $136.0 million of the IPO proceeds to pay Sprint Nextel for a portion of Sprint Nextel’s limited liability company interests in Virgin Mobile USA, LLC that we purchased in connection with the Reorganization and the IPO. The remaining net proceeds of $216.7 million were used to (1) repay $150.0 million of outstanding borrowings and $0.8 million of accrued interest under our Senior Credit Agreement, and (2) repay $45.0 million of indebtedness and $0.6 million of accrued interest owed to Sprint Nextel under the Revolving Credit Facility. Subsequent to the IPO, the remaining net proceeds of approximately $20 million were used for general corporate purposes.

We accounted for the Reorganization, for periods prior to the Reorganization and IPO using a carryover basis, similar to a pooling-of-interest as the Reorganization was premised on a non-substantive exchange in order to facilitate the IPO, resulting in the retention of historical based accounting. This is consistent with Financial Accounting Standards Board Technical Bulletin 85-5, Issues Relating to Accounting for Business Combinations, including Costs of Closing Duplicate Facilities of an Acquirer; Stock Transactions between Companies under Common Control; Down-Stream Mergers, Identical Common Shares for a Pooling of Interests; and Pooling of Interests by Mutual and Cooperative Enterprises. Under this method of accounting, we treat the companies as if they had always been combined for accounting and financial reporting purposes and, therefore, the consolidated financial statements for the year ended December 31, 2006 are presented on the same basis as that for the years ended December 31, 2008 and 2007.

Acquisition of Helio LLC

On August 22, 2008, we acquired Helio, a provider of wireless products and services, at which time Helio became a wholly owned subsidiary of the Operating Partnership. We expect the acquisition of Helio to facilitate our entry into postpaid offerings and allow us to take advantage of Helio’s proprietary technology and advanced mobile content applications.

Under the terms of the agreement to acquire Helio, we acquired Helio from SK Telecom, EarthLink, Inc., or EarthLink, and Helio, Inc. in exchange for 12,806,632 limited partnership units in the Operating Partnership and 193,368 shares our Class A common stock, together equivalent to 13 million shares of our Class A common stock. Each of the newly issued Virgin Mobile USA, L.P. partnership units is convertible into shares of our Class A common stock on a one-for-one basis, at any time, at the option of the holder. The purchase price, based on the average closing price of our Class A common stock two trading days before and ending two trading days after the date of the announcement, was $41.7 million, including $4.1 million direct costs of the acquisition. The issuance of ownership units by the Operating Partnership reduced our ownership interest in the Operating Partnership from 81.6% to 68.3%. We recorded a $37.1 million gain on the issuance of the common units by the Operating Partnership and reflected the gain in additional paid-in-capital in accordance with Staff Accounting Bulletin No. 51, Accounting for Sales of Stock of a Subsidiary.

On December 2, 2008, SK Telecom exchanged its limited partnership units in the Operating Partnership for shares of our Class A common stock. On February 23, 2009, our stockholders approved the resolution to increase the number of authorized Class B common stock from one share to two shares. EarthLink was then issued a share of Class B common stock entitling EarthLink to a number of votes per share on all matters submitted to a vote of stockholders that is equal to the total number of shares of Class A common stock for which the partnership units that EarthLink holds in the Operating Partnership are exchangeable.

In connection with the acquisition of Helio, the Company recorded a reserve for the restructuring of the Helio business. As part of the preliminary purchase price allocation related to the acquisition of Helio, $9.6 million was recorded for closures of sales offices, kiosks, and stores and one-time benefits for certain employees of Helio who were terminated. Adjustments to the allocation of the purchase price of Helio were recorded for $1.7 million for costs associated with store and office closures and $0.6 million for one-time termination benefits for additional former Helio employees terminated as part of the integration of Helio into the Company’s business. The adjustment of the restructuring liability related to store and office closures was primarily the result of revisions to the assumption for sublease income on certain leased properties. During 2008, the Company incurred $0.6 million of restructuring expense related to one-time employee termination benefits for those employees assisting in the integration of Helio into the Company’s business. The estimated future expense to complete the restructuring actions is approximately $0.1 million, which is expected to be incurred in 2009. Cash payments related to the Helio restructuring activities were $7.8 million in 2008 and are expected to be approximately $4.1 million and $0.6 million in 2009 and 2010, respectively.

On August 22, 2008, in connection with the acquisition of Helio, we issued 50,000 shares of Series A Preferred Stock with 25,000 shares issued to the Virgin Group and 25,000 shares issued to SK Telecom. The Series A Preferred Stock was issued at the stated value of $1,000 per share, with proceeds to us of approximately $50 million. The Series A Preferred Stock carries a cumulative 6% annual dividend payable semi-annually, which will be paid with additional shares of Series A Preferred Stock at the stated value of $1,000 per share. On February 23, 2009, our stockholders approved the conversion feature and voting rights of the Series A Preferred Stock. Accordingly, each share of the Series A Preferred Stock will be mandatorily convertible into 117.64706 shares of our Class A common stock at the earlier of (1) August 22, 2012 and (2) such time as the market price of our Class A Common Stock exceeds $8.50 per share. The Series A Preferred Stock will also be convertible at the option of the holder 18 months after the date of issuance, on or after February 22, 2010. Additionally, each share of the Series A Preferred Stock carries a voting right which equates to the number of shares of Class A common stock into which such share of Series A Preferred Stock would be convertible in case of mandatory conversion.

In connection with the acquisition of Helio, we entered into a Second Amendment to the Senior Credit Agreement and a Second Amendment to the Revolving Credit Facility. The Second Amendment to the Senior Credit Agreement (1) required that the $50 million of proceeds from the issuance of the Series A Preferred Stock be used to pay down a portion of the outstanding loan balance under the Senior Credit Agreement, (2) increased the interest rate applicable to outstanding balances by 100 basis points per year, and (3) tightened the leverage ratio covenant by 0.25 times (for the quarter ending December 31, 2008, the required leverage ratio decreased from 3.00:1.00 to 2.75:1.00). The Second Amendment to the Revolving Credit Facility increased the Virgin Group’s lending commitment from $75 million to $100 million and added SK Telecom as a new lender with a lending commitment of $35 million.

IBM Outsourcing Agreement

On July 3, 2008, we signed an outsourcing agreement with IBM. We believe that by outsourcing the development and maintenance of our information technology to IBM, we will enhance our technological capabilities and be able to improve our product portfolio for new and existing customers. Our agreement with IBM requires IBM to provide information technology services to us through May 15, 2013. We have the right, but not the obligation, to extend the agreement with IBM for one additional year, or to May 15, 2014, if certain conditions are met.

As part of the IBM Agreement, we transitioned our information technology, infrastructure and applications development to IBM’s service environment and 46 of our employees transferred to IBM. In connection with the outsourcing, 140 employees were terminated during 2008, and 18 employees are expected to be terminated during 2009. In addition, we expect to close our facility in Walnut Creek, CA during the first half of 2009. Employees being terminated are required to remain with us through a specified transition period in order to be eligible to receive any one-time termination benefits. The outsourcing resulted in restructuring charges for one-time termination benefits, including severance, completion bonuses, retention bonuses, and the associated benefits and payroll taxes, contract termination fees, fixed asset related charges for disposals, and other charges. During the year ended December 31, 2008, we recorded $7.7 million of restructuring expenses, primarily related to employee charges. We estimate we will incur additional restructuring expenses of approximately $2.6 million during the year ended December 31, 2009.

Cash payments related to the IBM restructuring activities were $3.7 million in 2008 and are expected to be approximately $5.8 million in 2009 and $0.4 million in 2010. We expect to complete the transition of our information technology, infrastructure and applications development to the IBM service environment in the first half of 2009. Beginning in 2009, we anticipate average annual savings of approximately $12 million over the term of the IBM Agreement.

In accordance with the IBM Agreement, we prepaid $9.8 million in service charges to IBM during the period July 2008 through December 2008 and are required to prepay an additional $0.3 million in service charges to IBM prior to March 31, 2009. The prepayments required during 2008 were paid from funds generated from operations which we expect will also be the source of funding for the $0.3 million of remaining prepayments. The prepayments have been, and will be, applied to charges for IBM services to us over the five-year term. The IBM Agreement calls for IBM to provide a baseline level of service according to an agreed-upon pricing schedule. See “Contractual Obligations, Commitments and Contingencies” for a discussion of expected cash payments under the IBM Agreement.

Reduction in Force

In November 2008, we eliminated 29 positions in order to reduce operating costs in response to the deteriorating economic environment. Restructuring expense in the amount of $0.7 million was recorded during the year ended December 31, 2008 for one-time termination benefits including severance payments, salary continuation, retention bonuses, associated payroll taxes and benefits. An additional $0.2 million of expense is expected to be recognized during the first half of 2009 related to one-time termination benefits when termination dates extend into 2009. Cash payments related to the reduction in force were $0.2 million in 2008 and are expected to be approximately $0.7 million during the first half of 2009.

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

Revenue Recognition and Allowance for Doubtful Accounts

Operating revenues consist of service revenues and revenue generated from the sale of equipment (handsets and accessories). Operating revenues are recognized in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the seller’s price to the buyer is fixed or determinable and (4) collectibility is reasonably assured. Determination regarding the fixed nature of the fee charged for products delivered and their collectibility are based on our management’s judgments.

Service revenues are generated from the sale of voice and mobile data services. As our customers pay for these services in advance, we record these funds as deferred revenue. We recognize revenue as our customers use available services, or when the pay-as-you-go balances in their accounts expire, net of any credits or adjustments. We also derive revenue for monthly subscription charges and other services charged at fixed amounts. We recognize these fees ratably over the service period, net of credits and adjustments for service discounts, billing disputes or fraud or unauthorized usage.

When we activate a new postpaid customer, we frequently sell that customer a handset and the first month of service in a bundled transaction. Under the provisions of EITF 00-21, the sale of a handset along with a month of wireless service and an activation fee constitutes a multiple element arrangement. We divide this arrangement into separate units of accounting, and allocate the consideration between the handset and the wireless service using the residual method of accounting. Consideration received for the wireless service is recognized at fair value as service revenue when earned, and any remaining consideration received is recognized as equipment revenue when the handset is delivered and accepted by the customer.

Equipment revenues are recognized at the time that the title to individual handsets, along with any risk for damage or loss, passes to the customer. In the context of handset revenue recognition, customer means either (1) a non-consignment retailer, where the title passes to the retailer upon delivery to that retailer or (2) an end-user who purchases the handset from either a consignment retailer, where the title does not pass upon shipment but at the time of sale to the end-user, or through our website or call center, where title passes upon shipment.

For all handsets sold, our customers have the right to return handsets within a specified time or before a certain amount of use, whichever occurs first. We record estimates for returns at the time of recognizing the revenue. Our assessment of the estimated handset returns is based primarily on historical return rates. If our customers’ actual returns are not consistent with our estimates of their returns, our revenues may be different than initially recorded.

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

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, the credit quality of our customer base, estimated proceeds from future bad debt sales, and other qualitative considerations, including macro-economic factors. The accounting estimates related to recognition of revenue require us to make assumptions about future billing adjustments for disputes with customers, unauthorized usage, and future returns. The allowance amounts recorded represent our best estimate of future outcomes; to the extent that our actual experience differs significantly from historical trends, the required allowance amounts could differ from our estimate. Any resulting adjustments would change the net accounts receivable reported on our balance sheet, and bad debt expense, in the case of estimates related to doubtful accounts, reported in our results of operations in future periods.

Inventory

Our inventory consists primarily of new and refurbished handsets, including inventory on consignment. New handsets are stated at the lower of cost or replacement value. We determine cost on a First in, First out, or FIFO basis. Typically, we sell our handsets for less than their book value since we provide a handset subsidy to our customers. Handset costs are expensed at the time of sale. The cost for refurbished handsets is valued at the lower of fair market value or repair cost. We make provisions to reduce any excess, obsolete or slow moving inventory to net realizable value, which represents replacement value. The total inventory reserves for obsolete and unmarketable inventory were not significant at December 31, 2008 and 2007. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

Property and equipment, and internal use software

Property and equipment and internal use software are recorded at cost. Depreciation and amortization are applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. We estimate the useful economic lives of our assets to be:

Furniture and fixtures	3-7 years
Leasehold improvements	shorter of the lease term or 3 years
Computer equipment	3 years
IT network/infrastructure	3-5 years
Computer software	1-3 years

We periodically review the estimated useful economic lives of our property and equipment and internal use software. If conditions indicate these assets may not be useful for as long as, or may be useful longer than originally anticipated, we will make adjustments to those estimates. Our property and equipment and internal use software are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment can arise from obsolescence of these assets as well as a change in expected cash flows. Such impairment tests are based on comparison of estimated undiscounted cash flows to the recorded value of the asset group. If impairment is indicated, the value of the asset group will be written down to its fair value. For software projects that are under development, we periodically assess the probability of deployment into the business to determine if an impairment charge is required.

Stock-based Compensation

We account for stock-based compensation in accordance SFAS No. 123 (revised 2004) Share Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period. We use the Black-Scholes pricing model to estimate the fair value of our stock options as of the grant date. Fair value models require management to make assumptions such as expected volatility of our stock and expected term. We also estimate the amount of share-based awards that will be forfeited. If actual forfeiture rates differ significantly from our estimate, stock-based compensation expense and our results of operations could be materially impacted. Following the completion of our IPO, we use the price of our common stock at the date of grant to determine the fair value of restricted stock unit and restricted stock awards granted. During 2007, we began issuing restricted stock and restricted stock units in conjunction with our other equity instruments. As of December 31, 2008, we had unrecognized compensation costs related to non-vested awards of approximately $17.1 million, which is expected to be recognized over a weighted-average period of 1.9 years, and will be adjusted for subsequent changes in estimated forfeitures.

Goodwill Impairment Testing

Goodwill represents the excess of acquisition purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to an annual impairment test, as of August 1, or more frequently if events and circumstances indicate that the carrying amount may not be fully recoverable using the guidance and criteria described in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142.

Because of the decrease in our market capitalization during the fourth quarter of 2008, we completed a goodwill impairment test as of December 31, 2008 using the two-step process detailed in SFAS 142. The first step of the impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill, in order to determine whether or not the second step, which compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill, is required to be performed. Goodwill is tested for impairment at the consolidated level since we operate as a single reporting unit as defined in SFAS 142. We used our total market capitalization including all potentially convertible securities plus a control premium to determine the fair value of the reporting unit. The control premium represents the amount in excess of the trading value of our common stock that an acquiring entity would be willing to pay for a controlling interest in the Company. The carrying amount of the reporting unit in the impairment test equaled our stockholders’ deficit of $(355.6) million at December 31, 2008. The reporting unit’s carrying value was below zero, therefore, the fair value exceeded the carrying value and no impairment loss was recorded during 2008. Since we found no indication of impairment, we did not proceed with the second step of the impairment analysis as specified by SFAS 142. A 10 percent change in the market price of our common stock used in the measurement of our market capitalization would not have impacted the outcome of the impairment test.

Intangible Asset Impairment Testing

At December 31, 2008, we had identified intangible assets arising from our acquisition of Helio in August 2008 that are being amortized over their estimated lives. In accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, we perform a two-step test for asset, or asset group, recoverability whenever events and circumstances indicate that its carrying amount may not be recoverable. The first step compares the undiscounted cash flows of the asset or asset group to its carrying value. If the comparison indicates that the carrying value of the asset or asset group exceeds the undiscounted cash flows, an impairment loss is recorded which is measured by comparing the fair value of each asset or asset group to its carrying value.

We considered the decrease in our market capitalization during the fourth quarter of 2008 to be an indicator of possible impairment of the identifiable intangible assets. For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In accordance with SFAS 144 we performed the impairment test at the consolidated company level, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We have compared the undiscounted future cash flows estimated to be generated by the asset group with the net book value of the asset group at December 31, 2008 and noted no impairment. If estimates or their related assumptions used to forecast cash flows change in the future, it could result in lower estimated future cash flows that may not support the current carrying value of these assets, which could require us to record impairment charges for these assets that could materially impact our financial condition or operating performance. A 10 percent decrease in the revenue assumed in the forecast of undiscounted cash flows would not have impacted the outcome of the impairment test.

Tax Asset Valuation Allowance

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary in order to reduce deferred tax assets to the amounts expected to be recovered.

Bluebottle Investments, which has elected to be treated as a corporation for federal and state income tax purposes, has net operating loss carryforwards resulting from the accumulated losses incurred by Virgin Mobile USA, LLC since inception. In connection with the Reorganization, the Virgin Group contributed to us its interest in Bluebottle Investments, which resulted in us receiving the net operating losses carryforwards. We expect that these net operating losses will reduce the amount of cash tax that we would otherwise be required to pay in the future, but we will be required to compensate the Virgin Group for the tax benefit resulting from these net operating losses pursuant to the terms of our tax receivable agreement with the Virgin Group. Our ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances. A full valuation allowance has been recorded against our deferred tax assets since their future realizability is uncertain since historically we have not generated net income.

Change in Accounting Principle

Effective October 1, 2008, we elected to change the method of accounting for regulatory fees and tax surcharges, primarily Universal Service Fund, or USF contributions from a net basis to a gross basis in the statement of operations. As originally reported, we accounted for USF contributions on a net basis such that the USF remittance to the government agencies was recorded as cost of service and the surcharge for USF collected from customers was recorded as a reduction of cost of service. We changed our accounting policy to account for USF contributions on a gross basis such that the surcharge for USF collected from customers is recorded in net service revenue and remittances to government agencies are recorded in cost of service. This change in accounting policy, which was applied retrospectively, increased both net service revenue and cost of service by $13.3 million, $12.5 million, and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. This change in accounting policy does not change previously reported operating income (loss) or net income (loss).

We concluded that the gross basis of revenue reporting is preferable because USF is the responsibility of the Company, is not levied on the end customer and does not vary depending on the amounts ultimately collected from the end customers. Additionally, we believe it to be the prevailing wireless telecommunications industry practice and it will make our financial data more comparable to that of our competitors. See Note 3 to our consolidated financial statements.

Results of Operations

Key Performance Metrics

Our management utilizes the following key performance metrics used in the wireless communications industry to manage and assess our financial performance. These metrics include gross additions, churn, net customer additions, end-of-period customers, Adjusted EBITDA, Adjusted EBITDA margin, Average Revenue Per User, or ARPU, Cash Cost Per User, or CCPU, Cost Per Gross Addition, or CPGA, Free Cash Flow and Unlevered Free Cash Flow (for information on Free Cash Flow and Unlevered Free Cash Flow see Liquidity and Capital Resources). Trends in key performance metrics such as ARPU, CCPU, and CPGA will depend upon the scale of our business as well as the dynamics in the marketplace and our success in implementing our strategies. The following table provides a summary of these key performance metrics for the periods indicated and the trends in each of these metrics are discussed below:

	Year Ended December 31,
	2008	2007	2006
	(Unaudited)
Gross additions	3,305,857	3,384,460	3,013,781
Churn	5.2%	4.9%	4.8%
Net customer additions	119,237	511,796	729,313
End-of-period customers	5,380,310	5,085,886	4,574,090
Adjusted EBITDA (in thousands)	$101,127	$99,694	$47,884
Adjusted EBITDA margin	8.2%	8.0%	4.7%
ARPU	$20.30	$21.24	$21.54
CCPU	$12.74	$13.05	$13.21
CPGA	$108.68	$111.66	$120.55
Free Cash Flow (in thousands) (1)	$25,720	$11,206	$(73,327)
Unlevered Free Cash Flow (in thousands) (1)	$57,776	$62,657	$(20,999)

(1)	See Liquidity and Capital resources for discussion of results.

Gross additions represents the number of new customers who activated an account during a period or, in the case of postpaid, the number of new or existing customers who entered into a new long-term contract (rather than an extension of an existing contract), unadjusted for churn during the same period. In measuring gross additions, we begin with account activations and exclude returns, customers who have reactivated and fraudulent activations. Returns include “remorse returns” for the postpaid business, within 30 days of activation, and retailer returns for the prepaid business, with the timing dependent on the retailer’s policy. These adjustments are applied in order to arrive at a more meaningful measure of our customer growth. For the years ended December 31, 2008, 2007 and 2006, gross additions were 3.3 million, 3.4 million and 3.0 million, respectively. The slight decline we experienced this year primarily reflected the economic recession and its impact on consumer behavior, as well as some impact from expanding competitive pressure in key markets. This was partially mitigated by the favorable impact of the new offers we launched this year as well as the strategic expansion of our retail distribution and handset lineup. We continue to focus on consumer preferences and on developing competitive product and service offerings that differentiate us in the marketplace. In particular, we believe that the flexibility and competitive pricing on our restructured and expanded suite of offers, the recent introduction of our “Totally Unlimited” voice offer and our entry into the postpaid market will help us retain customers, stimulate growth and, we believe, maintain healthy revenue and cost metrics. Also, we have been attracting higher-value customers with improved handsets such as the Wild Card and Slash, which have been bringing in significantly higher than average data usage. The integration of Helio is enabling us to offer more advanced data services. By leveraging owned assets, intellectual property, and existing content partnerships, we have been able to extend services to current devices such as the Shuttle and to even more devices beginning in 2009. This, along with our expanded suite of offers, should make a positive impact on our position in the marketplace. The specific level of our gross additions in the future will depend, in part, on the level of competitive activity and customer movement in the marketplace, along with the availability of attractive new offers and handset technology. Gross additions will also continue to be impacted by the seasonality of our business and the state of the economy.

Churn is used to measure customer turnover on an average monthly basis. Churn is calculated as the ratio of the net number of customers who disconnect from our service during the period being measured to the weighted average number of customers during that period, divided by the number of months during the period being measured. The net number of customers who disconnect from our service is calculated as the total number of customers who disconnect less the adjustments noted under gross additions above. These adjustments are applied in order to arrive at a more meaningful measure of churn. The weighted average number of customers is the sum of the average number of customers for each day during the period being measured divided by the number of days in the period. For the prepaid business, churn includes those pay-by-the-minute customers who we automatically disconnect from our service when they have not replenished, or “Topped-Up,” their accounts for 150 days, as well as those monthly customers who we automatically disconnect when they have not paid their monthly recurring charge for 150 days (except for such monthly customers who are engaged in a retention program or who replenish their account for less than the amount of their monthly recurring charge and, according to the terms of our monthly plans, may continue to use our services on a pay-by-the-minute basis), and such customers who voluntarily disconnect from our service prior to reaching 150 days since replenishing their account or paying their monthly recurring charge. We utilize 150 days in our calculation because it represents the last date upon which a customer who replenishes his or her account is still permitted to retain the same phone number. We also have a “service preserver” option which allows customers to extend the 150-day period to one year by replenishing their account using an annual top-up. In this case, we will automatically disconnect their service if an additional top-up is not made within 415 days of the qualifying annual top-up. For the postpaid business, churn includes those customers who either disconnect from our service voluntarily or whose service we disconnect for nonpayment. These calculations are consistent with the terms and conditions of our service offering. We believe churn is a useful metric to track changes in customer retention over time and to help evaluate how changes in our business and services offerings affect customer retention. In addition, churn is also useful for comparing our customer turnover to that of other wireless communications providers. For the years ended December 31, 2008, 2007 and 2006, our churn was 5.2%, 4.9% and 4.8%, respectively. Note that our churn for the current year includes the impact of postpaid churn from our recent acquisition of Helio which, given the number of customers and the short time period covered, did not have a significant impact on our overall churn results. Note, also, that our churn for 2007 reflected some incremental losses associated with changes across our bucket offers, including the cap on unlimited usage for our $44.99 offer and higher pricing on over-the-limit usage. The increase in our churn as compared to last year is due in large part to economic challenges faced by our customers and continuing weakness in the overall economy. Despite increasing weakness in economic conditions, for the most recent three month period, our churn was slightly improved as compared to prior periods, due to effective retention programs. As with gross additions, the trends in our churn will continue to reflect competitive activity in the marketplace and the availability of attractive new offers and handsets. In particular, as noted above, we believe that the flexibility and competitive price points on the restructured and expanded suite of offers we introduced this year, and our move into the postpaid market with an expanded set of handsets, will help us retain customers. Also, we believe our customer behavior will continue to be affected by the seasonality of our business and by the state of the economy. In addition to continually improving our offers and handsets, our ongoing lifecycle management programs, which target and incent specific customer segments deemed valuable to our business, will help to mitigate both economic and competitive pressure in the future.

Net customer additions and end-of-period customers are used to measure the growth of our business, to forecast our future financial performance and to gauge the marketplace acceptance of our offerings. Net customer additions represents the number of new customers who activated an account during a period or, in the case of postpaid, the number of new or existing customers who entered into a new long-term contract (rather than an extension of an existing contract), adjusted for churn during the same period. End-of-period customers are the total number of customers at the end of a given period. For the years ended December 31, 2008, 2007 and 2006, we experienced net customer additions of 119 thousand, 512 thousand and 729 thousand, respectively. The decline in our net customer additions reflects the economic downturn and increased competitive pressure as discussed above. As of December 31, 2008, we had approximately 5.4 million customers, including 151 thousand postpaid customers. This represents an increase of 5.8%, as compared to December 31, 2007, with 3.0% of that growth attributable to our acquisition of Helio. At the end of 2007, we had approximately 5.1 million customers which represented a growth of 11.2% as compared to December 2006. Net customer additions reflect a percentage share of new users in the marketplace as well as a percentage of customers who have switched to us from our competitors net of our competitive losses, or churn. We believe that a challenging economic environment may make the value and flexibility of our products and services more attractive to consumers as they evaluate their spending going forward. This could have a positive impact on our net additions.

Non-GAAP performance metrics. We use several financial performance metrics, including Adjusted EBITDA, Adjusted EBITDA margin, ARPU, CCPU, CPGA, Free Cash Flow and Unlevered Free Cash Flow, which are not calculated in accordance with Generally Accepted Accounting Principles, or GAAP. A non-GAAP financial metric is defined as a numerical measure of a company’s financial performance that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe that the non-GAAP financial metrics that we use are helpful in understanding our operating performance from period to period, and although not every company in the wireless communications industry defines these metrics in precisely the same way, we believe that these metrics as we use them facilitate comparisons with other wireless communications providers. These metrics should not be considered substitutes for any performance metric determined in accordance with GAAP.

Adjusted EBITDA is calculated as net income (loss) plus interest expense (net), income tax expense, tax receivable agreements expense, depreciation and amortization (including the amortization of intangibles associated with our acquisition of Helio), write-offs of property and equipment, non-cash compensation expense, minority interest, equity issued to a member, debt extinguishment costs and expenses of Bluebottle Investments prior to the completion of the IPO. Beginning in the second quarter of 2008, we updated our definition of Adjusted EBITDA to exclude minority interest and write-offs of property and equipment. Although these are all necessary elements of our cost structure, they are customary adjustments in the calculation of supplemental metrics. We believe Adjusted EBITDA is a useful tool in evaluating performance because it eliminates items which do not relate to our core operating performance and provides an indicator which our management uses to evaluate our business. Specifically, our management uses Adjusted EBITDA in their calculation of compensation targets, preparation of budgets and evaluations of performance.

We believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our company’s overall operating performance and that this metric facilitates comparisons with other wireless communications companies. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, as an alternative to net income, operating income or any other measures derived in accordance with GAAP, or as a substitute for analysis of our results as reported under GAAP. The items we eliminate in calculating Adjusted EBITDA are significant to our business: (1) interest expense is a necessary element of our costs and ability to generate revenue because we incur interest expense related to any outstanding indebtedness, (2) to the extent that we incur income tax, it represents a necessary element of our costs and our ability to generate revenue because ongoing revenue generation is expected to result in future income tax expense, (3) depreciation and amortization are necessary elements of our costs, (4) write-offs of property and equipment eliminate non-productive assets from our balance sheet, reconciling it to our earnings, (5) tax receivable agreements expenses are the costs related to our tax receivable agreements, as they are reimbursements to the Virgin Group, for the utilization of net operating loss carryforwards we received as part of the IPO, and to Sprint Nextel, for the increase in tax basis that will be allocated to us, (6) non-cash compensation expense is expected to be a recurring component of our costs and we may be able to incur lower cash compensation costs to the extent that we grant non-cash compensation, (7) minority interest is the income related to the minority owners of the Operating Partnership and, therefore, not available to our common stockholders, (8) expense resulting from equity issued to a member represents an actual cost relating to a prior contractual obligation, and (9) expenses associated with Bluebottle Investments prior to the IPO. Furthermore, any measure that eliminates components of our capital structure and the carrying costs associated with the property and equipment on our balance sheet has material limitations as a performance measure. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

For the years ended December 31, 2008, 2007 and 2006, Adjusted EBITDA was $101.1 million, $99.7 million and $47.9 million, respectively. Our year-over-year Adjusted EBITDA performance reflects pressure from the economic recession and a decline/mix shift in customer usage, which we were able to mitigate through a continued focus on operating efficiencies, including a reduction in our Sprint Nextel network rates. In addition, our Adjusted EBITDA for the current year reflects a $10.3 million FET refund, less the impact of additional contributions to state E911 funds, estimated at $5.6 million, $8.6 million in restructuring charges primarily associated with our IBM outsourcing agreement and approximately $5.5 million in transition expenses associated with our acquisition of Helio and our IBM contract. Our Adjusted EBITDA for 2007 reflected FET refunds of $10.1 million and E911 tax refunds and favorable settlements with taxing jurisdictions of $4.3 million. As we may experience some continued pressure on revenue resulting from lower usage and lower pricing, we have considered, and will continue to consider, appropriate measures to align our costs with the revenue that is being generated, including reducing our administrative costs or potentially raising our handset prices in order to reduce our subsidy.

Adjusted EBITDA margin is used to measure our Adjusted EBITDA performance relative to our net service revenue so that we can gauge the performance of Adjusted EBITDA normalized for the changing scale of our business. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by our net service revenue. For the years ended December 31, 2008, 2007 and 2006, our Adjusted EBITDA margin was 8.2%, 8.0% and 4.7%, respectively. Our year-over-year Adjusted EBITDA margin performance reflects continued operating efficiencies, including a reduction in Sprint Nextel network rates, partially offset by the decline/mix shift in customer usage. Also, our Adjusted EBITDA margin performance reflects the additional factors impacting our Adjusted EBITDA, discussed above.

The following table illustrates the calculation of Adjusted EBITDA and Adjusted EBITDA margin and reconciles Adjusted EBITDA to net income (loss) which we consider to be the most directly comparable GAAP financial measure.

	Year Ended December 31,
(in thousands, except Adjusted EBITDA margin)	2008	2007	2006
	(Unaudited)
Net income (loss)	$7,945	$4,218	$(36,941)

Plus:
Depreciation and amortization	40,128	33,608	28,381
Interest expense—net	30,709	53,391	52,180
Income tax expense	1,285	321	—
Tax receivable agreements expense	5,616	—	—
Non-cash compensation expense	12,409	7,423	2,563
Write-offs of property and equipment	671	450	—
Bluebottle USA Investments L.P. expenses prior to the IPO	—	283	232
Debt extinguishment costs	—	—	1,469
Minority interest	2,364	—	—

Adjusted EBITDA	$101,127	$99,694	$47,884

Net service revenue	$1,235,870	$1,239,533	$1,022,927
Adjusted EBITDA Margin	8.2%	8.0%	4.7%

ARPU is used to measure and track the average revenue generated by our customers on a monthly basis. ARPU is calculated as net service revenue for the period divided by the weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. The weighted average number of customers is the sum of the average customers for each day during that period being measured divided by the number of days in that period. ARPU helps us to evaluate customer performance based on customer revenue and to forecast our future service revenues. For the years ended December 31, 2008, 2007 and 2006, ARPU was $20.30, $21.24 and $21.54, respectively. As discussed above, net service revenue and ARPU now include the surcharge for USF collected from customers, formerly recorded as a reduction in cost of service. The impact on ARPU was $0.22, $0.21 and $0.06 for 2008, 2007 and 2006, respectively, with the much smaller impact in 2006 due to the fact that this revenue is collected from customers on our monthly plans which mostly ramped up in 2006. The 4.4% and 1.4% year over year decline in ARPU, respectively, reflects a decline in average voice usage for our prepaid customers, driven, in part, by the recession, the migration of high-usage, traditional pay-as-you-go, customers to the lower-priced bucket offers and a trend towards substitution of lower priced text messaging for voice services. The decline also reflects the impact, as noted above, of the E911 tax refund and favorable settlements with taxing jurisdictions last year, and the impact of contributing to additional state E911 funds this year. These factors were partially offset by higher penetration and usage for our mobile data services, the latter stimulated by new offerings and new handsets, and the positive impact of our new, higher-usage, postpaid customers. We may experience some downward pressure on ARPU as prices decline and as the economic downturn may continue to cause some customers to reduce their usage or substitute lower priced text messaging for voice due to decreased disposable income; however, such pressure may be largely offset by a continued shift to higher value customers, including expansion into the postpaid market, and by increased penetration of new services. For example, we have seen an increase in data usage from our customers who purchased the Wild Card and Slash handsets, and customers on our new offers, including our new “Totally Unlimited” voice offer, are currently generating significantly higher ARPUs than average.

The following table illustrates the calculation of ARPU and reconciles ARPU to net service revenue which we consider to be the most directly comparable GAAP financial measure.

	Year Ended December 31,
(in thousands, except number of months and ARPU)	2008	2007	2006
	(Unaudited)
Net service revenue	$1,235,870	$1,239,533	$1,022,927
Divided by weighted average number of customers	5,073	4,864	3,957
Divided by number of months in the period	12	12	12

ARPU	$20.30	$21.24	$21.54

CCPU is used to measure and track our costs to provide support for our services to our existing customers on an average monthly basis. The costs included in this calculation are our (1) cost of service (exclusive of depreciation and amortization), excluding cost of service associated with initial customer acquisition, (2) general and administrative expenses, excluding Bluebottle Investments general and administrative expenses prior to the IPO, non-cash compensation expenses and write-offs of property and equipment, (3) restructuring expenses, (4) net loss on equipment sold to existing customers, (5) cooperative advertising in support of existing customers and (6) other expense (income), excluding tax receivable agreements expenses, debt extinguishment costs and Bluebottle Investments. These costs are divided by our weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. CCPU helps us to assess our ongoing business operations on a per customer basis, and evaluate how changes in our business operations affect the support costs per customer. Given its use throughout the industry, CCPU also serves as a standard by which we compare our performance against that of other wireless communications companies. For the years ended December 31, 2008, 2007 and 2006, our CCPU was $12.74, $13.05 and $13.21, respectively. As discussed above, CCPU now includes USF taxes on a gross basis, with the surcharge collected from customers now reflected in ARPU. The impact on CCPU was the same as the impact on ARPU. The improvement in CCPU over this period was a result of lower average customer voice usage, decreasing costs on the per-minute rate charged to us by Sprint Nextel, the allocation of fixed costs over a growing customer base and a decline in our care center expenses reflecting significantly lower cost per minute rates as a result of the move to offshore service, as well as lower call volumes. These factors were partially offset by net additions to our hybrid plan customers and the impact of our postpaid customers, both of which have a higher CCPU as a result of their higher usage profiles, as well as the impact of the restructuring charge and transition expenses recorded this year. Our net loss on equipment sold to existing customers for replacement handsets increased 12.5% in 2008, as compared to last year, reflecting an increase in the number of replacement handsets and a shift to higher-end handsets. We anticipate that there may be some pressure on CCPU in the future, as the economy improves, due to potentially increasing customer usage and purchases of subsidized replacement handsets; however, efficiencies driven by the increasing scale of our business are expected to help offset that pressure. In addition, we will consider appropriate cost reductions and pricing actions necessary to maintain a balanced relationship between ARPU and CCPU. As noted above, on December 22, 2008, we entered into the Sixth and Seventh Amendments to the PCS Services Agreement with Sprint Nextel. Under the Seventh Amendment, beginning in 2009 we will no longer be subject to minimum annual payments and will pay fixed rates for voice, messaging and data traffic that are lower than rates applicable in 2008. This will help us to offset any upward pressure on CCPU.

The following table illustrates the calculation of CCPU and reconciles total costs used in the CCPU calculation to cost of service, which we consider to be the most directly comparable GAAP financial measure.

	Year Ended December 31,
(in thousands, except number of months and CCPU)	2008	2007	2006
	(Unaudited)
Cost of service (exclusive of depreciation and amortization)	$367,104	$362,043	$302,002
Less: Cost of service associated with initial customer	(2,148)	(2,261)	(1,968)
Add: General and administrative expenses (excluding Bluebottle USA Investments L.P. expenses prior to the IPO) (1)	336,316	338,548	288,414
Add: Restructuring expense	8,972	—	—
Less: Non-cash compensation expense	(12,409)	(7,423)	(2,563)
Less: Write-offs of property and equipment	(671)	(155)	—
Add: Net loss on equipment sold to existing customers	77,656	69,026	38,042
Add: Cooperative advertising in support of existing customers	549	2,348	2,362
Add: Other expense (income), net of tax receivable agreements expense, Bluebottle USA Investments L.P. and debt extinguishment costs	70	(135)	799

Total CCPU costs	$775,439	$761,991	$627,088

Divided by weighted average number of customers	5,073	4,864	3,957
Divided by number of months in the period	12	12	12

CCPU	$12.74	$13.05	$13.21

(1)	Bluebottle USA Investments L.P. general and administrative expenses were: $0, $277 and $232 for the years ended December 31, 2008, 2007 and 2006, respectively.

CPGA is used to measure the cost of acquiring a new customer. The costs included in this calculation are our (1) selling expenses less cooperative advertising in support of existing customers, (2) net loss on equipment sales (cost of equipment less net equipment revenue), excluding the net loss on equipment sold to existing customers, write-offs of property and equipment and equity issued to a member, and (3) cost of service associated with initial customer acquisition. These costs are divided by gross additions for the period being measured. CPGA helps us to assess the efficiency of our customer acquisition methods and evaluate our sales and distribution strategies. CPGA also allows us to compare our average acquisition costs to those of other wireless communications providers. For the years ended December 31, 2008, 2007 and 2006, our CPGA was $108.68, $111.66 and $120.55, respectively. The decline in CPGA across this period reflects, for 2007, the increase in gross additions and, for both periods, a decline in advertising and media spending. These factors were partially offset by the increased handset subsidies this year to promote our new offers, including higher retail commissions due to the popularity of our high-end Wild Card handset. While these handsets have a slightly higher CPGA, they generate higher data usage. In addition, our CPGA for this year reflects the higher CPGA associated with our new postpaid business. The variable component of CPGA (the component which varies directly with the number of customers we acquire and which includes costs such as our handset subsidy) will continue to vary based on our mix of handsets and our marketing efforts to acquire new customers. Overall CPGA performance, including costs which are less variable in nature, such as marketing costs, which are allocated across our gross additions, will also continue to vary based on our level of gross additions.

The following table illustrates the calculation of CPGA and reconciles the total costs used in the CPGA calculation to selling expense, which we consider to be the most directly comparable GAAP financial measure.

	Year Ended December 31,
(in thousands, except CPGA)	2008	2007	2006
	(Unaudited)
Selling expenses	$96,735	$107,883	$113,318
Add: Cost of equipment	426,249	425,263	378,981
Less: Net equipment and other revenue	(87,623)	(85,890)	(90,524)
Less: Net loss on equipment sold to existing customers	(77,656)	(69,026)	(38,042)
Less: Write-offs of property and equipment	—	(295)	—
Add: Cooperative advertising in support of existing customers	(549)	(2,348)	(2,362)
Add: Cost of service associated with initial customer acquisition	2,148	2,261	1,968

Total CPGA costs	$359,304	$377,848	$363,339

Divided by gross additions	3,306	3,384	3,014

CPGA	$108.68	$111.66	$120.55

Historical Results of Operations

Out-of-Period Adjustments

In conjunction with the preparation of our financial statements for the six months ended June 30, 2007, we identified errors in our financial statements in the amount of $0.5 million, $(0.3) million, $(0.3) million and $3.8 million to our net income (loss) for the years ended December 31, 2006, 2005 and 2004 and for the three months ended March 31, 2007, respectively. These errors, which were determined to constitute material weaknesses in our internal control over financial reporting, were primarily the result of system interface failures for certain recovery fees, airtime taxes and regulatory charges and accrued revenues, overstated our net service revenue and overstated our cost of service, except for the three month period ended March 31, 2007, which understated our net service revenue and overstated our cost of service. We corrected these errors through a restatement of our results for the three months ended March 31, 2007 in the amount of $3.8 million and an out-of-period net adjustment amounting to $(0.1) million (comprised of the cumulative effect of the prior years’ errors in the amount of $0.5 million, $(0.3) million and $(0.3) million for the years ended December 31, 2006, 2005 and 2004, respectively) included elsewhere in this report. We did not restate our financial statements for any period ended on or prior to December 31, 2006, as we do not believe that these errors were material to any interim or annual prior periods. The impact of the out-of-period adjustments in 2007 was not material to our financial statements for the three months ended March 31, 2007. We restated our previously reported interim results for the three months ended March 31, 2007 when we filed our quarterly report on Form 10-Q for the period ending March 31, 2008.

In September 2007, in order to remediate these material weaknesses, we (1) commenced an external assessment of our revenue flows and control points, (2) instituted additional monitoring controls in our periodic reconciliations of the affected accounts, and (3) made corrections to those interfaces responsible for the errors. The external assessment was completed in the fourth quarter of 2007. As a result of the assessment, we launched a dedicated team who instituted automated controls to monitor data flows between key systems, providing management with more timely information in the event discrepancies should occur, and correcting the system interfaces. These controls, which are ongoing, are intended to ensure that correction of potentially material errors will take place prior to results being reported. Management has tested these new controls and found no material weaknesses.

Comparison of results of operations for the year ended December 31, 2008 to the year ended December 31, 2007

	Year Ended December 31,		Change
($ in thousands)	2008	2007	$	%
Operating revenue:
Net service revenue	$1,235,870	$1,239,533	$(3,663)	(0.3)%
Net equipment and other revenue	87,623	85,890	1,733	2.0%

Total operating revenue	1,323,493	1,325,423	(1,930)	(0.1)%

Operating expenses
Cost of service (exclusive of depreciation and amortization)	367,104	362,043	5,061	1.4%
Cost of equipment	426,249	425,263	986	0.2%
Selling, general and administrative (exclusive of depreciation and amortization)	433,051	446,708	(13,657)	(3.1)%
Restructuring expense	8,972	—	8,972	N/M
Depreciation and amortization	40,128	33,608	6,520	19.4%

Total operating expenses	1,275,504	1,267,622	7,882	0.6%

Operating income	47,989	57,801	(9,812)	(17.0)%

Other expense (income)
Interest expense	33,710	54,988	(21,278)	(38.7)%
Interest income	(3,001)	(1,597)	(1,404)	(87.9)%

Interest expense—net	30,709	53,391	(22,682)	(42.5)%
Other expense (income)	5,686	(129)	5,815	N/M

Total other expense	36,395	53,262	(16,867)	(31.7)%

Income before income tax expense	11,594	4,539	7,055	155.4%
Income tax expense	1,285	321	964	300.3%

Income before minority interest	10,309	4,218	6,091	144.4%
Minority interest	2,364	—	2,364	N/M

Net income	$7,945	$4,218	$3,727	88.4%

Operating Revenue

Total operating revenue for the year ended December 31, 2008 was $1,323.5 million, a decrease of $1.9 million, or 0.1%, as compared to 2007, reflecting a decline in net service revenue of 0.3%, partially offset by an increase in net equipment and other revenue of 2.0%.

Net service revenue consists primarily of voice and mobile data services, reduced primarily by sales and E911 taxes. E911 taxes are typically assessed by state and local regulatory authorities on a flat rate basis, with most states basing it on the number of active customers. Net service revenue also includes non-refundable customer account balances, reflected as revenue after a customer has deactivated service and expired Top-Up cards. As noted above, net service revenue also includes the surcharge for USF collected from our customers, formerly recorded as a reduction in cost of service. The impact was $13.3 million and $12.5 million for 2008 and 2007, respectively. Net service revenue for the year ended December 31, 2008 was $1,235.9 million, a decrease of $3.7 million, or 0.3%, as compared to 2007. This decrease reflects the impact of lower average voice usage and migration of high-usage, traditional pay-as-you-go, customers to the lower-priced monthly offers, as well as the $4.3 million of E911 tax refunds and favorable settlements with taxing jurisdictions in 2007 and the $5.6 million of additional contributions to state E911 funds in 2008, each as discussed above. These factors were partially offset by the 5.8% growth in our customer base, driven by net additions to our higher-value hybrid base, and the addition of Helio’s postpaid customers, along with a greater penetration of data services, including the growing substitution of lower-priced text messaging for voice services.

Net equipment and other revenue consists primarily of handset sales reduced by an allowance for returns, promotional handset price reductions and price protection estimates, and is also reduced for costs such as cooperative advertising, a fund provided by us and typically calculated as a percentage of sales that a retailer must use to promote our products, and commissions, for which we do not receive an identifiable and separable benefit. Net equipment revenue for the year ended December 31, 2008 was $87.6 million, an increase of $1.7 million, or 2.0%, as compared to 2007. This increase primarily reflects an increase in volume, including the impact of our postpaid handset sales, a mix shift to higher-end handsets and the inclusion of early termination fees associated with the postpaid business. These factors were partially offset by an increase in promotional spending, recorded as a reduction of net equipment revenue, and some decline in average prices.

Operating Expenses

Cost of service includes network service costs, airtime taxes (including Federal and State Universal Service Funds, State PUC taxes and other miscellaneous taxes and fees), production costs for Top-Up cards, mobile data service fees and entertainment content license fees. As discussed above, cost of service includes Federal and State USF taxes on a gross cost basis, with the amount collected from customers now reflected in net service revenue. Cost of service for the year ended December 31, 2008 was $367.1 million, an increase of $5.1 million, or 1.4%, compared to 2007. This increase reflects the impact on network utilization of our customer growth, including the addition of our postpaid customers, and the growth in our data services and messaging bundles, partially offset by a reduction in Sprint Nextel network rates and lower voice usage.

Cost of equipment includes the cost of purchasing and packaging handsets sold to our customers. Cost of equipment is reduced for market development funds received from our handset vendors, which are recorded as contra equipment cost. Cost of equipment for the year ended December 31, 2008 was $426.2 million, an increase of $1.0 million, or 0.2%, compared to 2007. This increase reflects a net $45.0 million reduction in cost in 2007 as a result of a change to consignment for certain retailers, an increase in volume, including the impact of our postpaid business, and the impact of a mix shift to higher-end handsets such as the Wild Card. These factors were largely offset by lower average purchase prices driven by lower warranty replacement costs, and an increase in market development funds received from our handset vendors.

Selling, general and administrative expenses for the year ended December 31, 2008 were $433.1 million, a decrease of $13.7 million, or 3.1%, compared to 2007. This decrease resulted primarily from a $11.8 million decline in advertising and media spending, an $18.6 million decrease in IT expenses, reflecting the benefit of our IBM outsourcing contract, an $8.2 million decrease in commissions amortized for sales of Top-Up cards, and a $4.3 million decrease in our care center expenses reflecting, in part, our move to offshore service. These were partially offset primarily by a $18.4 million increase in our administrative support expenses, including expenses associated with being a public company, expenses associated with our postpaid business and an increase in royalty expense, the $5.5 million in transition expenses associated with our acquisition of Helio and our IBM contract, and a $4.4 million increase in our sales distribution expenses, again, including expenses associated with our postpaid business.

Restructuring expenses for the year ended December 31, 2008 were $9.0 million. This includes $7.7 million of expense associated with our IBM outsourcing agreement, $0.4 million of which is fixed asset-related, $0.6 million of expense associated with our acquisition of Helio, both primarily employee charges, and $0.7 million of expense associated with our fourth quarter workforce reduction.

Depreciation and amortization expense for the year ended December 31, 2008 was $40.1 million, an increase $6.5 million, or 19.4%, as compared to 2007. The increase primarily reflects an incremental $7.2 million of depreciation and amortization associated with Helio, including approximately $3.4 million for the amortization of intangible assets.

Interest expense—net for the year ended December 31, 2008 was $30.7 million, a decrease of $22.7 million, or 42.5%, as compared to 2007, with the decline reflecting lower interest rates and lower average debt, as well as an increase in interest income related to FET refunds.

Other expense (income) for the year ended December 31, 2008 was $5.7 million, compared to $(0.1) million for the prior year, with the increase primarily reflecting our tax receivable agreements expense.

Comparison of results of operations for the year ended December 31, 2007 to the year ended December 31, 2006

	Year Ended December 31,		Change
($ in thousands)	2007	2006	$	%
Operating revenue:
Net service revenue	$1,239,533	$1,022,927	$216,606	21.2%
Net equipment and other revenue	85,890	90,524	(4,634)	(5.1)%

Total operating revenue	1,325,423	1,113,451	211,972	19.0%

Operating expenses
Cost of service (exclusive of depreciation and amortization)	362,043	302,002	60,041	19.9%
Cost of equipment	425,263	378,981	46,282	12.2%
Selling, general and administrative (exclusive of depreciation and amortization)	446,708	401,964	44,744	11.1%
(Gain) on litigation	—	(15,384)	15,384	100.0%
Depreciation and amortization	33,608	28,381	5,227	18.4%

Total operating expenses	1,267,622	1,095,944	171,678	15.7%

Operating income	57,801	17,507	40,294	230.2%

Other expense (income)
Interest expense	54,988	53,822	1,166	2.2%
Interest income	(1,597)	(1,642)	45	2.7%

Interest expense—net	53,391	52,180	1,211	2.3%
Other (income) expense	(129)	2,268	(2,397)	(105.7)%

Total other expense	53,262	54,448	(1,186)	(2.2)%

Income (loss) before income tax expense	4,539	(36,941)	41,480	112.3%
Income tax expense	321	—	321	N/M

Net income (loss)	$4,218	$(36,941)	$41,159	111.4%

Operating Revenue

Total operating revenue for the year ended December 31, 2007 was $1,325.4 million, an increase of $212.0 million, or 19.0%, as compared to 2006, largely driven by an increase in net service revenue of 21.2%, partially offset by a decrease in net equipment and other revenue of 5.1%.

Net service revenue was $1,239.5 million for the year ended December 31, 2007, an increase of $216.6 million, or 21.2%, as compared to 2006. This increase was driven primarily by the 11.2% growth in our customer base, along with a greater penetration of data services, partially offset by the decline in our ARPU, from $21.54 to $21.24, reflecting more competitive pricing on our new monthly plans and some decline in usage on our prepaid plans which more than offset a mix shift to higher usage monthly customers. Note that our net service revenue was previously reported as $1,227.0 million for 2007 and $1,020.1 million for 2006, with the changes due to the reclassification associated with the surcharge for USF, as discussed above.

Net equipment and other revenue was $85.9 million for the year ended December 31, 2007, a decrease of $4.6 million, or 5.1% as compared to 2006. This decrease was driven primarily by lower handset pricing, including some shift to lower-end handsets, and also reflects the impact on revenue of the conversion of additional retailers to consignment which defers revenue and the related loss until the handset is purchased by the customer. These factors were partially offset by a 9.5% increase in handset unit sales to support our growing customer base and upgrades for existing customers, and a reduction in promotional spending, recorded as a reduction of net equipment revenue. While, on average, our handset sales shifted somewhat to lower end handsets in 2007, this shift was not as pronounced as it would have been had we chosen to match our competitors’ aggressive pricing during the fourth quarter of that year. Instead, we chose to market successful handsets such as the Wild Card to attract high value customers.

Operating Expenses

Cost of service was $362.0 million for the year ended December 31, 2007, an increase of $60.0 million, or 19.9%, as compared to 2006. This increase was primarily driven by higher network utilization due to our customer growth and higher customer usage, partially offset by a reduction in Sprint Nextel network rates and a decrease in our airtime taxes resulting from the cessation of FET. The Sprint Nextel PCS Services Agreement was amended in March 2008 to provide that, among other things, we will not be subject to the true-up process with respect to the year ended December 31, 2007, see “Risk Factors”. Were we required to pay Sprint Nextel based on their actual costs for the year ended December 31, 2007, our cost of service could have been materially higher than our reported results. In the fourth quarter of 2006, our cost of service included approximately $0.4 million for the true-up. Note that our cost of service was previously reported as $349.6 million for 2007 and $299.1 million for 2006, with the changes due to the reclassification associated with the surcharge for USF, as discussed above.

Cost of equipment was $425.3 million for the year ended December 31, 2007, an increase of $46.3 million, or 12.2%, as compared to 2006. This increase was primarily driven by the 9.5% growth in our handset unit sales as well as the impact of a settlement from one of our handset vendors in the third quarter of 2006. These factors were partially offset by a net $45.0 million reduction in cost as a result of a change to consignment for additional retailers in 2007, an increase in market development funds received from our handset vendors and lower handset purchase costs. The change to the consignment method of accounting enables us to recognize the revenue and cost from the sale of a handset when the title passes to the customer. Our cost of equipment for 2007 included a $3.2 million charge for inventory, the result of identified book-to-physical inventory differences related to consigned inventory.

Selling, general and administrative expenses for the year ended December 31, 2007 were $446.7 million, an increase of $44.7 million, or 11.1%, as compared to 2006. This increase resulted primarily from a $21.5 million increase in commissions amortized for sales of Top-Up cards, a $10.0 million increase in administrative expenses and a $10.9 million increase in our call center expenses, both to support business growth, and a $5.3 million increase in royalty expenses. These were partially offset by a $7.0 million decline in our advertising and media expense reflecting our efforts to focus our spending on more efficient areas as well as lower production costs.

Gain from litigation for the year ended December 31, 2006, of $15.4 million, was the result of settlements with a holder of a portfolio of patents which we utilize and a settlement with one of our vendors. There were no such settlements in 2007.

Depreciation and amortization expense for the year ended December 31, 2007 was $33.6 million, an increase of $5.2 million, or 18.4%, as compared to 2006. The increase resulted from additional capital expenditures to support our growing customer base and the continuing expansion of our product offerings.

Interest Expense

Interest expense—net for the year ended December 31, 2007 was $53.4 million, an increase of $1.2 million, or 2.3%, as compared to 2006. The increase was due primarily to the $1 million nonrefundable consent fee to third party financial institutions to permit our reorganization relating to an amendment to our senior secured credit agreement in connection with our IPO.

Income Tax Expense

Income tax expense for the year ended December 31, 2007 was $0.3 million. We have incurred losses from inception through December, 2006 which have generated loss carryforwards available to offset taxable income through December, 2007. The $0.3 million tax expense for 2007 represents an Alternative Minimum Tax liability.

Seasonality and Quarterly Trends

While not as pronounced as prior years, our business experiences some seasonality that is driven by the traditional retail selling periods. We typically generate a higher level of gross additions in the fourth quarter of the year due to increased consumer spending during the holiday season. Additionally, our first quarter typically reflects a relatively low level of churn, due, in part, to the impact of the relatively high level of new customers added in the prior quarter and the way in which we measure our prepaid churn, as we do not consider a prepaid customer to have churned until there has been 150 days of account inactivity (for postpaid, except for returns within 30 days, the churn is recorded when the customer disconnects). As a result, our net customer additions are often favorably impacted in both the fourth quarter and the first quarter of the following year. In contrast, our net customer additions for the second and third quarters reflect both the lower level of gross additions in those periods as well as the higher churn, from the fourth quarter gross additions.

The seasonality of our customer acquisitions is reflected in our financial statements whereby the higher subsidies in the third and fourth quarters to support the higher fourth quarter customer acquisitions result in a decline in our operating income and cash generated from operations during those quarters. The greater the number of customer acquisitions we are able to achieve in the latter part of the year, the greater the temporary negative impact on Adjusted EBITDA and cash generated from operations, however, such additional customers’ future cash flows are expected to increase our value in the longer term. Our CPGA is typically the lowest in the fourth quarter, reflecting the seasonality of our gross additions.

In addition to the seasonality discussed above, we believe that the behavior of our customers and our business trends may continue to be impacted by macroeconomic factors. In particular, we believe that the current economic downturn could continue to have an adverse impact on gross additions, churn and ARPU due to potentially lower credit availability and disposable income for certain of our customers within the adverse credit environment.

Our business trends will also be affected by our activity in the marketplace and the activity of our competitors. That activity includes the introduction of new offers and products or changes to existing offers and products, changes to the retail distribution network and the level of marketing and advertising. For example, as compared to 2006, we experienced slower than expected growth in gross additions and net additions for the third and fourth quarters of 2007 and 2008. In part, this reflected the introduction of new offers and distribution channels in the middle of 2006 which had a positive impact on gross and net additions during the second half of that year. In contrast, growth in 2007 slowed not only due to a slowing economy in the fourth quarter of that year, but also due to a combination of the spikes in 2006 and some selective handset price increases which we implemented in 2007, exacerbated by the aggressive pricing by competitors during the fourth quarter of that year which we chose not to match. Finally, while 2008 benefited from our expanded suite of offers and products and our acquisition of Helio, growth versus prior year was negatively impacted by the recession. Despite the recession and its impact on consumer spending, we were able to demonstrate a significant improvement in churn in the fourth quarter of 2008, versus 2007.

Our ARPU showed sequential increases in the third and fourth quarters of this year, reversing a declining trend. This reflects the impact of our new high-ARPU postpaid customers, approximately $1.90 for the fourth quarter. The increase in our CCPU starting with the third quarter also reflects the impact of our postpaid customers and their significantly higher usage, as well as the restructuring and transition charges discussed above. These factors more than offset the positive impact of the FET refund in the third quarter and continued operating efficiencies. The steady decline in CPGA this year reflects the trend in our gross additions as well as reduced marketing spending, partially offset by the impact of our postpaid acquisitions starting with the third quarter.

As previously discussed, we changed our accounting policy to account for USF contributions on a gross basis such that, surcharges for USF collected from customers is recorded in net service revenue and remittances to government agencies are recorded in cost of service. This change in accounting principle, which was applied retrospectively, increased both net service revenue and cost of service by $3.2 million, $2.5 million, $3.3 million and $4.3 million for the first, second, third and fourth quarters of 2008, respectively. This change in accounting principle does not change previously reported operating income (loss) or net income (loss).

The following table sets forth our unaudited quarterly results of operations and key performance metrics for the four quarters in the period ended December 31, 2008.

Quarterly Financial Statements of Operations

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Unaudited)
Total operating revenue	$330,017	$319,864	$326,533	$347,079

Total operating expenses	313,414	299,883	312,447	349,760

Operating income (loss)	16,603	19,981	14,086	(2,681)

Total other expense	11,419	14,043	5,168	5,765

Income taxes	435	432	421	(3)

Minority interest	—	1,960	4,430	(4,026)

Net income (loss)	$4,749	$3,546	$4,067	$(4,417)

Earnings (loss) per share—basic	$0.09	$0.07	$0.07	$(0.05)
Earnings (loss) per share—diluted	$0.07	$0.07	$0.07	$(0.09)

Quarterly Key Metrics

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Unaudited)
Churn	5.1%	5.6%	5.5%	4.8%
End-of-period customers	5,103,658	4,992,385	5,164,305	5,380,310
ARPU	$20.14	$19.49	$20.41	$21.14
CCPU	$12.22	$11.87	$12.84	$13.99
CPGA	$115.59	$113.38	$105.86	$101.92

The following table sets forth a reconciliation of ARPU to net service revenue.

	Three Months Ended
(in thousands, except number of months and ARPU)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Unaudited)
Net service revenue	$306,990	$293,824	$308,379	$326,677
Divided by weighted average number of customers	5,081	5,026	5,036	5,151
Divided by the number of months in the period	3	3	3	3

ARPU	$20.14	$19.49	$20.41	$21.14

The following table sets forth a reconciliation of CCPU to cost of service.

	Three Months Ended
(in thousands, except number of months and CCPU)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Unaudited)
Cost of service (exclusive of depreciation and amortization)	$86,718	$84,867	$87,891	$107,628
Less: Cost of service associated with initial customer acquisition	(500)	(461)	(546)	(641)
Add: General and administrative expenses	84,513	80,143	82,231	89,429
Add: Restructuring expense	—	—	6,511	2,461
Less: Non-cash compensation expense	(3,421)	(3,340)	(2,446)	(3,202)
Less: Write-offs of property and equipment	—	(230)	(441)	—
Add: Net loss on equipment sold to existing customers	18,361	18,778	20,363	20,154
Add: Cooperative advertising in support of existing customers	607	(867)	398	411
Add: Other expense (income), net of tax receivable agreements expense, Bluebottle USA Investments L.P. and debt extinguishment costs	—	74	(1)	(3)

Total CCPU costs	$186,278	$178,964	$193,960	$216,237

Divided by weighted average number of customers	5,081	5,026	5,036	5,151
Divided by number of months in the period	3	3	3	3

CCPU	$12.22	$11.87	$12.84	$13.99

The following table sets forth a reconciliation of total CPGA to selling expenses.

	Three Months Ended
(in thousands, except CPGA)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Unaudited)
Selling expenses	$28,487	$26,274	$22,279	$19,695
Add: Cost of equipment	105,018	99,755	102,997	118,479
Less: Net equipment and other revenue	(23,027)	(26,040)	(18,154)	(20,402)
Less: Net loss on equipment sold to existing customers	(18,361)	(18,778)	(20,363)	(20,154)
Less: Cooperative advertising in support of existing customers	(607)	867	(398)	(411)
Add: Cost of service associated with initial customer acquisition	500	461	546	641

Total CPGA costs	$92,010	$82,539	$86,907	$97,848

Divided by gross additions	796	728	821	960

CPGA	$115.59	$113.38	$105.86	$101.93

Liquidity and Capital Resources

Our principal source of funds has been our cash generated from operations and borrowing under our Revolving Credit Facility. We typically do not maintain any excess balances of cash or invest in any short-term financial instruments. Any excess cash is used to reduce the outstanding balances on our Revolving Credit Facility. On August 22, 2008, in connection with the acquisition of Helio, we issued $50 million of Series A Preferred Stock and the proceeds were used to pay down a portion of the outstanding borrowings under the Senior Credit Agreement. On October 16, 2007, we completed our IPO and we, along with the selling stockholders, sold 27,500,000 shares of our Class A common stock. We received net proceeds of $352.7 million, after deducting underwriting commissions and discounts of $23.7 million and estimated offering expenses of $7.4 million. We used $136.0 million of the IPO proceeds to pay Sprint Nextel for a portion of Sprint Nextel’s limited liability company interests in Virgin Mobile USA, LLC that we purchased in connection with the reorganization and the IPO. The remaining net proceeds of $216.7 million were used to (1) repay $150.0 million of outstanding borrowings and $0.8 million for accrued interest under our Senior Credit Agreement and (2) repay $45.0 million of indebtedness and $0.6 million for accrued interest owed to Sprint Nextel under our Revolving Credit Facility. Subsequent to the IPO, the remaining net proceeds of approximately $20 million were used for general corporate purposes.

We have incurred substantial cumulative net losses and cumulative negative cash flows from operations since inception, and have a stockholders’ deficit of $355.6 million, negative working capital of $183.9 million and outstanding non-current debt of $240.8 million as of December 31, 2008. We make significant initial cash outlays to acquire new customers in the form of handset and other subsidies. Additionally, we have been incurring increasing costs to maintain current customers through the sale of replacement handsets at a loss. We expect these costs to be funded primarily through service revenue generated from our existing customer base, the sale of handsets to customers, and when required borrowings under our Revolving Credit Facility. Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that based on our current level of operations, together with cash generated from operations and our borrowing capacity under our Revolving Credit Facility, we will be able to finance our projected operating, investing and financing requirements for our existing operations and planned customer growth for at least the next 12-18 months. As of February 28, 2009, if necessary, we could borrow an additional $45 million under our Revolving Credit Facility. In addition, our ability to make scheduled payments of principal, to pay interest on or to refinance, indebtedness and to satisfy other obligations, including obligations under the PCS Services Agreement with Sprint Nextel, as well as our ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any obligations under the tax receivable agreements are expected to be funded from available cash flow generated by our taxable earnings. We do not anticipate issuing debt specifically to fund any obligations that may arise under the tax receivables agreements with the Virgin Group and Sprint Nextel. We also believe that our obligations under all other related party agreements will be required to be satisfied in cash from operations or financed through our Revolving Credit Facility. If we materially underachieve our operating plan and our Revolving Credit Facility and cash flow from operations become insufficient to allow us to meet our obligations, we are committed to taking certain alternative actions that could include reducing customer acquisitions, reducing inventory purchases, reducing planned capital expenditures, extending the payment for certain liabilities within contractual terms with vendors, curtailing marketing costs and reducing other variable costs. If our operations do not generate sufficient positive operating cash flows, we may require additional capital to fund our operations or growth, to take advantage of expansion or acquisition opportunities, and to develop new products to compete effectively in the marketplace. In order to meet future liquidity needs we may seek additional increases in our borrowing capacity under the Revolving Credit Facility, seek to raise additional funds, through public or private debt or equity financing to support our operations, reduce anticipated capital expenditures and restructure debt repayment obligations. Additionally, our Senior Credit Agreement and Revolving Credit Facility mature in December 2010. Additional funds, however, may not be available to us on commercially reasonable terms, or at all, when we require them and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to our existing stockholders. There is no assurance we will be successful in achieving our operating plan or would be able to implement alternative actions or obtain additional borrowing capacity on acceptable terms.

Our credit facilities require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio. Based on our projected operating results and financial position, we expect to remain in compliance with the required covenants through at least December 31, 2009.

Under the payment terms of the PCS Services Agreement, Sprint Nextel provides monthly invoices for charges incurred by us. Payment of the undisputed portion of each invoice is due within ten business days of the due date. Amounts not paid by the due date accrue interest at the rate of 1% per month. From time to time, in order to manage our cash flow and as an additional source of funds, we make payments to Sprint Nextel beyond such ten business day period and pay interest on such unpaid amounts. If we fail to make a payment (other than payments that are disputed in good faith) and such failure continues for more than 30 days after written notice from Sprint Nextel, it will constitute a default under the PCS Services Agreement, which would give Sprint Nextel the right to terminate the agreement.

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

	Year Ended December 31,
(in thousands)	2008	2007	2006
Cash flows provided by (used in):
Operating activities	$44,493	$39,649	$(38,874)
Investing activities	(15,615)	(28,443)	(34,453)
Financing activities	(16,867)	(11,195)	54,756

Increase (decrease) in cash and cash equivalents	$12,011	$11	$(18,571)

Net cash provided by (used in) operating activities for the years ended December 31, 2008, 2007 and 2006 was $44.5 million, $39.6 million and $(38.9) million, respectively. We had cumulative net losses from our inception through the year ended December 31, 2008 driven by the significant upfront investment we make to grow our customer base and as a result we had not generated cash from our operations until 2007. The $4.8 million increase in cash provided by operations between 2007 and 2008 is primarily the result of lower cash outlays for handset purchases and interest payments, higher cash receipts from our customers for services and a FET tax refund received in 2008. These increases in cash were partially offset by increases in payments to Sprint Nextel under the PCS Services Agreement, an increase in airtime tax payments, and employee compensation, including payments for restructuring activities. The $78.5 million increase in cash provided by operating activities between 2006 and 2007 primarily resulted from the timing of cash receipts and an increase in our amounts due to Sprint Nextel primarily driven by higher usage on the PCS services network. This was partially offset by an increase in handset purchases and an increase in payments for our operating expenses.

Net cash used in investing activities for the years ended December 31, 2008, 2007 and 2006 was $15.6 million, $28.4 million and $34.5 million, respectively. Net cash used in investing activities in each year included expenditures for capital equipment to support our growth and expansion of customer offerings of $18.8 million, $28.4 million and $34.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. As we continue to expand our infrastructure to meet the needs of our growing customer base, we anticipate the continued use of cash in investing activities. The year ended December 31, 2008, also included an increase in cash of $3.2 million related to Helio’s cash at the time of acquisition, net of acquisition costs.

Net cash (used in) provided by financing activities for the years ended December 31, 2008, 2007, and 2006 was $(16.9) million, $(11.2) million and $54.8 million, respectively. For the year ended December 31, 2008, cash used in financing activities includes a repayment of $79.5 million of our outstanding indebtedness under our Senior Credit Agreement and $2.0 million in bank overdraft. These uses of cash were partially offset by proceeds of $50.0 million from the issuance of our Series A Preferred Stock and $15.0 million of additional net borrowings under our Revolving Credit Facility. For the year ended December 31, 2007, we received proceeds from our IPO of $352.7 million and repaid $183.8 million of our outstanding indebtedness under our Senior Credit Agreement and paid $136.0 million to Sprint Nextel for the purchase of their limited liability company interests. Also included in cash used in financing activities for the year ended December 31, 2007 is a $32.7 million net change in our book cash overdraft and a $13.0 million net change in our Revolving Credit Facility. For the year ended December 31, 2006, cash provided by financing activities resulted from $58.0 million of borrowings from Revolving Credit Facility, along with $34.8 million in book cash overdraft. These were partially offset by the scheduled principal payments on our Senior Credit Agreement of $37.0 million.

Free Cash Flow, a non-GAAP measure, is calculated as net cash provided by operating activities less capital expenditures. Free Cash Flow is an indicator of cash generated by our business after operating expenses, capital expenditures and interest expense. Unlevered Free Cash Flow, also a non-GAAP measure is calculated as net cash provided by operating activities excluding cash paid for interest, less capital expenditures. Unlevered Free Cash Flow is an indicator of cash generated by our business after operating expenses and capital expenditures and before interest payments. We believe these measures help to (1) evaluate our ability to satisfy our debt and meet other mandatory payment obligations, (2) measure our ability to pursue growth opportunities, and (3) determine the amount of cash which may potentially be available to stockholders in the form of stock repurchase and/or dividends subject to the terms and conditions of our Senior Credit Agreement. Given that our business is not capital intensive, we believe these measures to be of particular relevance and utility. We also use Free Cash Flow and Unlevered Free Cash Flow internally for a variety of purposes, including managing our projected cash needs. Free Cash Flow was $25.7 million, $11.2 million and $(73.3) million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase of $14.5 million between 2007 and 2008 was driven by lower cash outlays for handset purchases and interest payments, higher cash receipts from our customers for services, lower capital expenditures and a FET tax refund received in 2008. These increases to cash were partially offset by increases in payments to Sprint Nextel for our PCS Services Agreement, an increase in airtime tax payments, and employee compensation, including payments for restructuring activities. The increase of $84.5 million between 2006 and 2007 was the timing of cash receipts, an increase in amounts due to Sprint Nextel under the PCS Services Agreement, primarily driven by higher usage, and lower capital expenditures. This was partially offset by an increase in payments for handsets and operating expenses. Unlevered Free Cash Flow was $57.8 million, $62.7 million and $(21.0) million for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease of $4.9 million between 2007 and 2008 was driven by increases in payments to Sprint Nextel for our PCS Services Agreement, an increase in airtime tax payments, and employee compensation, including payments for restructuring activities. These decreases to cash were partially offset by lower cash outlays for handset purchases, higher cash receipts from our customers for services, lower capital expenditures and a FET tax refund received in 2008. The increase of $83.7 million between 2006 and 2007 was the timing of cash receipts, an increase in amounts due to Sprint Nextel under the PCS Services Agreement, primarily driven by higher usage and lower capital expenditures. This was partially offset by an increase in payments for handsets and operating expenses.

The following table illustrates the calculation of Free Cash Flow and Unlevered Free Cash Flow and reconciles them to cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Year Ended December 31,
(in thousands)	2008	2007	2006
	(Unaudited)
Net cash provided by (used in) operating activities	$44,493	$39,649	$(38,874)
Less:
Capital expenditures	(18,773)	(28,443)	(34,453)

Free Cash Flow	25,720	11,206	(73,327)
Add:
Cash paid for interest	32,056	51,451	52,328

Unlevered Free Cash Flow	$57,776	$62,657	$(20,999)

Capital Requirements

We anticipate that the short-term funding needs for our business will principally relate to higher working capital requirements, capital expenditures for internal use software, information technology network and infrastructure in order to serve our expanding customer base, scheduled interest and principal payments related to our debt, costs associated with outsourcing the majority of our Information Technology functions, and potential costs of compliance with regulatory requirements, such as E911.

Liquidity

Credit Facilities

Senior Secured Credit Agreement. In July 2006, we amended and restated our Senior Credit Agreement as a result of an event of a default in the fourth quarter of 2005. Concurrent with the amendment and restatement of our Senior Credit Agreement, Sprint Nextel and the Virgin Group provided us with a Revolving Credit Facility. In September 2007, we entered into the First Amendment to our Senior Credit Agreement to allow for the IPO. The First Amendment to the Senior Credit Agreement also required us to pay a 25 basis points fee, or $1 million, to consenting lenders. We may also be required, under certain circumstances, to make mandatory prepayments upon the receipt of cash proceeds from the issuance of debt, equity and asset sales, as well as the generation of excess cash flows, as defined within the amended agreement. We can not borrow any additional funds under this facility.

At December 31, 2008 and 2007, we had $197.2 million and $276.7 million, respectively, outstanding under the Senior Credit Agreement. The Senior Credit Agreement is payable in installments, with a balloon payment of $151.0 million due on December 14, 2010. During 2008, we made $79.5 million in principal payments, including a $50.0 million mandatory prepayment using the proceeds from the issuance of Series A Preferred Stock. During 2007, we made $183.8 million in principal payments, including a $150 million mandatory prepayment using a portion of the proceeds from the IPO. The effect of these mandatory prepayments in the Senior Credit Agreement is an improvement in cash flow, fixed charge coverage and leverage, given the pro rata reduction in future principal payments and lower interest expense given the lower outstanding debt balance.

The Senior Credit Agreement is collateralized by a general lien on all of our current and future assets. With the closing of the acquisition of Helio and the effectiveness of the Second Amendment to the Senior Credit Agreement, the outstanding principal bears interest at a Eurodollar rate, plus an applicable margin of 5.50%, or an alternate base rate plus an applicable margin of 4.50%, depending on our leverage. The annualized applicable interest rate as of December 31, 2008 and 2007 was 7.0% and 9.3%, respectively, for the outstanding balance.

Certain Covenants and Events of Default

The Senior Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Operating Partnership and its subsidiaries to:

•	sell assets;

•	incur additional indebtedness;

•	repay other indebtedness;

•	pay dividends and distributions or repurchase capital stock;

•	enter into agreements that restrict dividends from subsidiaries;

•	create liens on assets;

•	make investments, loans, guarantees or advances;

•	make certain acquisitions;

•	engage in mergers or consolidations;

•	enter into sale and leaseback transactions;

•	engage in certain transactions with affiliates;

•	issue preferred stock;

•	make capital expenditures;

•	amend certain material agreements;

•	change the business conducted by the Operating Partnership and its subsidiaries; and

•	enter into hedging agreements.

In addition, the Senior Credit Agreement requires the Operating Partnership to maintain the following financial covenants:

•	a minimum amount of working capital in the amount sufficient to allow our accounts payable to remain unpaid for not more than 55 days on average, from the original date of invoice;

•	a maximum leverage ratio of not more 2.75 to 1.00 effective with quarterly period ending December 31, 2008; and

•	a minimum fixed charge coverage ratio, tested quarterly, of at least 1.00 to 1.00 (increasing in annual increments to 1.15 to 1.00 by the quarterly period ending December 31, 2008).

The Senior Credit Agreement also requires Virgin Mobile USA, Inc. to:

•	to remain a passive holding company;

•	to contribute proceeds from sales of assets or issuances of stock to the Operating Partnership; and

•	not to take any action that would result in the termination of any tax receivable agreement.

The Senior Credit Agreement also contains certain customary affirmative covenants and events of default.

Related Party Subordinated Secured Revolving Credit Facility. In 2006, in connection with our Senior Credit Agreement, we also entered into a $100 million Revolving Credit Facility with Sprint Nextel and the Virgin Group, with a $50 million funding commitment each from Sprint Nextel and the Virgin Group. We used $45.0 million of the net proceeds from the IPO to repay the indebtedness owed to Sprint Nextel under the Revolving Credit Facility. Following the repayment, Sprint Nextel was no longer a lender under the Revolving Credit Facility and the Virgin Group’s commitment was increased to $75 million. In connection with the acquisition of Helio, the Second Amendment to the Revolving Credit Facility became effective and added SK Telecom as a new lender with a lending commitment of $35 million and increased the Virgin Group’s lending commitment from $75 million to $100 million. As of December 31, 2008 and 2007 we had $70.0 million and $45 million, respectively, outstanding under the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility are subordinated to the Senior Credit Agreement and mature in December 2010, or when the Senior Credit Agreement is paid in full. We use the Revolving Credit Facility to cover the operating and investing cash needs of our business. This credit facility bears interest at a rate of 3-month LIBOR plus an applicable margin of 4.50%, depending upon our leverage, or 12% if the 3-month LIBOR rate cannot be ascertained. As of December 31, 2008 outstanding borrowings under the Revolving Credit Facility carried a weighted average annual interest rate of 7.57%. In January 2009, we borrowed an additional $20 million under the Revolving Credit Facility, bringing the total amount outstanding under the Revolving Credit Facility to $90 million. If necessary, we could borrow an additional $45 million under the Revolving Credit Facility.

We expect to use the Revolving Credit Facility and available cash for the operating and investing cash needs of our business. This includes payments to the Virgin Group and Sprint Nextel under our related party agreements.

In addition to paying interest on the outstanding principal under the Revolving Credit Facility, we are required to pay a commitment fee to the Virgin Group under the Revolving Credit Facility at a rate currently equal to 1.0% per annum on the average daily unused portion of the Revolving Credit Facility. The commitment fee we pay to the Virgin Group on the unused portion of the Revolving Credit Facility is not applied to the $25 million increase in the Virgin Group’s lending commitment nor the unused portion of the Revolving Credit Facility with SK Telecom.

At the election of the Virgin Group and SK Telecom, we may, on any interest payment date, pay interest through the issuance of a pay-in-kind, or PIK, note. The amount of the PIK note is due and payable on the date that the revolving commitments terminate, or can be prepaid as otherwise permitted under the terms of the Revolving Credit Facility and the Senior Credit Agreement. The interest on PIK notes would be paid on the interest payment date through the issuance of additional PIK notes. We may issue PIK notes to the Virgin Group and SK Telecom from time to time. No PIK notes were outstanding as of December 31, 2008.

Beginning December 31, 2007, a tolling charge is applied to borrowings under the Revolving Credit Facility, although it is not applied to any borrowings from SK Telecom or any borrowings from the Virgin Group in excess of $75 million. The charge is calculated based upon the amount drawn on the Revolving Credit Facility as of the last day of the quarter. The applicable charge of 1.0% is calculated quarterly. We anticipate, based on $90 million of current borrowings, that we will incur $2.7 million additional annual interest expense.

Prepayments

The Revolving Credit Facility requires us to prepay outstanding revolving loans, subject to certain exceptions, with:

•	100% of the aggregate unpaid principal amount of all revolving loans then outstanding in excess of the then-available revolving commitments;

•

100% of the aggregate unpaid principal amount of all revolving loans owing to any lender in excess of that lender’s pro rata share (unless all lenders agree to such lender holding a non pro rata share);

•

100% of any net cash proceeds (as defined in the Senior Credit Agreement) from the issuance of any indebtedness, the occurrence of any asset sale or any recovery event in excess of the prepayments required under the Senior Credit Agreement; and

•

100% of any revolving loan if, three months after the date of the making of the loan or the rollover of the loan, any acceleration of, or other enforcement of remedies with respect to, the senior debt occurs.

In addition, under the terms of the Revolving Credit Facility we are required to use commercially reasonable efforts to refinance this facility when more favorable credit terms become available.

Certain Covenants and Events of Default

The Revolving Credit Facility contains a number of covenants that, among other things, subjects the Operating Partnership and its subsidiaries to restrictions similar to those imposed by the Senior Credit Agreement. In addition, the Revolving Credit Facility requires the Operating Partnership to maintain the same financial covenants as those required under the Senior Credit Agreement.

The Revolving Credit Facility also contains certain customary affirmative covenants and events of default.

We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us on acceptable terms or in an amount sufficient to enable us to pay interest or principal on our debt or to fund our other liquidity needs. In addition, our limited tangible assets may further limit our ability to obtain loans or access the debt capital markets. Failure to satisfy our debt covenants or make any required payments could result in defaults under our credit facilities or our future debt agreements. As a result of such default, we may not be able to access our credit facilities or capital markets. If we experience a liquidity shortfall, we may be unable to make timely payments under the PCS Services Agreement, tax receivable agreements to which we are a party or our other commercial agreements which could result in penalties or termination of such agreements. In addition, we may be required to repay some or all of our outstanding indebtedness prior to its scheduled maturity.

As of December 31, 2008, we were in compliance with all financial covenants under our credit facilities.

Contractual Obligations, Commitments and Contingencies

The following table provides aggregate information about our contractual obligations as of December 31, 2008:

	Payments due by period
(in thousands)	Total	2009	2010 and 2011	2012 and 2013	Thereafter
Contractual Obligations:
Long-term debt, including current portion (1)	$267,174	$26,395	$240,779	$—	$—
Interest expense on long-term debt (2)	44,695	23,098	21,597	—	—
Operating leases (3)	14,012	6,328	6,036	1,062	586
Purchase obligations (4)	224,420	52,259	172,161	—	—

Total	$550,301	$108,080	$440,573	$1,062	$586

(1)	Long-term debt represents the principal owed under our Senior Credit Agreement that matures in December 2010 and our Revolving Credit Facility that terminates in December 2010.
(2)	Interest expense on long-term debt includes future projected interest and tolling and commitment fee payments on outstanding interest obligations under our existing credit facilities. The interest expense has been calculated based on three month LIBOR at December 31, 2008.
(3)	We enter into operating leases in the normal course of business. Our primary operating leases include the leases on our facilities in Warren, NJ, Los Angeles, CA, and New York, NY.
(4)	Our purchase obligations represent amounts due to vendors for minimum handset purchase obligations, royalties, licenses, market development funds and advertising. Not included in the table above are our obligations under the PCS Services Agreement as they are variable in nature and are based, among other things, on customers’ minutes of use. Specifically, payments will vary due to a mix of peak and off peak minutes of use. Also, not included in the table above are obligations under the IBM Agreement which are discussed below. Payments under the trademark license agreements and master services agreements to related parties are variable and are not expected to have material impact on our financial position, results of operations or cash flows.

On July 3, 2008, we entered into the IBM Agreement, which calls for a baseline level of service to be provided according to an agreed-upon pricing schedule. At the baseline level of service, we would expect to pay IBM the following (in thousands):

Year
2009	$27,407
2010	27,174
2011	26,580
2012	24,817
2013	6,746

$112,724

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

Either party can terminate the IBM Agreement early under certain circumstances, but if we terminate the IBM Agreement solely for our convenience, we would be required to pay certain termination fees and wind-down charges. The minimum termination fee that we would be obligated to pay if we were to terminate the IBM Agreement during 2009 would be between $13 million and $10.8 million based on when the contract would terminate in the year. The termination fee will decrease over the life of the IBM Agreement. Wind-down charges are defined as non-cancelable lease payments, lease termination fees, certain salaries, benefits, relocation costs, severance costs relating to IBM employees that were our former employees, and certain other costs. Wind-down costs cannot be reasonably estimated at this time but could be material to our financial position if we elect to terminate the IBM Agreement.

Under the PCS Services Agreement with Sprint Nextel, we pay fixed rates for voice, messaging and data traffic that are lower than rates applicable in 2008. We may benefit from additional discounts to these rates in 2010, with the degree of discount based upon the total payments under the PCS Services Agreement for 2009. We will negotiate rates with Sprint Nextel for 2011 and beyond, but if we fail to reach an agreement, the rates for 2010 will apply. Sprint Nextel provides monthly invoices of charges incurred by us. Payment of the undisputed portion of each invoice is due within ten business days of the due date. Amounts not paid by the due date accrue interest at the rate of 1% per month.

We had no material commitments to purchase property and equipment, or software on December 31, 2008.

We are subject to legal proceedings and claims arising in the normal course of business. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. We accrue a liability for matters if it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. Should developments in any of these matters cause an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

We and certain of our officers are defendants in two separate class-action federal lawsuits. Each of the suits alleges that the prospectus and registration statement filed pursuant our IPO contained materially false and misleading statements in violation of the Securities Act, and additionally alleges that at the time of the IPO we were aware, but did not disclose, that the results for the third quarter of 2007 indicated widening losses and slowing customer growth trends. At this time, it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from these lawsuits. Should developments in any of these lawsuits cause an unfavorable outcome and result in the need to recognize a material accrual, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Recently Issued and Newly Adopted Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, or FASB, issued statement No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 enhances the disclosure requirements for an entity’s derivative instruments and hedging activities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS 161 requires additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 will not affect our financial condition, results of operations or cash flows.

In December 2007, the FASB issued statement No. 141 (revised 2007), Business Combinations, or SFAS 141R. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will not have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, or SFAS 160. SFAS 160 clarifies that a noncontrolling interest, sometimes called a minority interest, in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, but separate from stockholders’ equity, in the consolidated financial statements. Currently, companies report noncontrolling interests as a liability or in the mezzanine section between liabilities and equity. Accordingly, prior to the adoption of SFAS 160 on January 1, 2009, we will continue to reflect noncontrolling interest in the mezzanine section between liabilities and equity. Following the adoption of SFAS 160, we will reflect noncontrolling interest as equity. SFAS 160 will also change the way a noncontrolling interest is presented in the consolidated statement of operations by requiring that consolidated net income include amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure on the face of the statement of operations of those amounts of consolidated net income attributable to both parent and noncontrolling interest. Prior to the adoption of SFAS 160, noncontrolling interest will continue to be reported as a deduction in arriving at consolidated net income. The implementation of SFAS 160 will change the presentation of noncontrolling interest on our balance sheet and statement of operations, and will not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on our consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 also applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The FASB issued FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of SFAS 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, or FSP 157-3, to clarify the application of SFAS 157 to financial assets in a market that is not active. FSP 157-3 became effective when issued. The adoption of SFAS 157 for nonfinancial assets and liabilities will not have a material impact on our consolidated financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist of cash, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. As of December 31, 2008, we had cash and cash equivalents of $12.0 million. We are exposed to interest rate risks primarily through borrowings under our Senior Credit Agreement and Revolving Credit Facility. Interest on all of our borrowings under our credit facilities is variable based on LIBOR plus an applicable margin. As of December 31, 2008, our borrowings were $197.2 million under our Senior Credit Agreement and $70 million under our Revolving Credit Facility. Based on the debt obligations payable as of December 31, 2008, we estimate that interest expense relating to our debt would increase by approximately $0.7 million on an annual basis in the event interest rates were to increase by 12.5 basis points. We have used interest rate derivatives to manage our interest rate exposure on certain of our debt obligations. No interest rate derivatives were outstanding at December 31, 2008. As of December 31, 2008 the fair value of our Senior Credit Agreement and Revolving Credit Facility was $138.4 million and $48.6 million, respectively.

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

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K.

Based upon the foregoing assessments, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded from its assessment the internal control over financial reporting at Helio LLC, which was acquired in a purchase business combination in August 2008 and whose financial statements reflect total assets and revenues of approximately 9% and 4%, respectively, of our related consolidated financial amounts as of and for the year ended December 31, 2008.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited and reported on our consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as stated in their report which is included herein.

(c) Changes in Internal Controls over Financial Reporting

As previously disclosed in our prospectus dated October 10, 2007 and filed with the Securities and Exchange Commission on October 11, 2007 and our Annual Report on Form 10-K for the year ended December 31, 2007, during the preparation of the financial statements of Virgin Mobile USA, LLC for the six months ended June 30, 2007, we identified errors in our financial statements in the amount of $0.5 million, $(0.3) million, $(0.3) million and $3.8 million to our net income (loss) for the years ended December 31, 2006, 2005, 2004 and for the three months ended March 31, 2007, respectively. These errors, which we have determined to be material weaknesses in our internal control over financial reporting, were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues.

During the quarter ended December 31, 2008, management completed remediation measures with respect to the aforementioned material weakness. Specifically, we completed implementation and testing of the following controls: we (1) instituted automated controls to monitor data flows between key systems, providing management with more timely information in the event discrepancies should occur, and (2) made corrections to those system interfaces responsible for the errors. These controls are intended to ensure that correction of potentially material errors will take place prior to results being reported. Management has tested these new controls and found no material weaknesses.

During the fourth quarter of 2008, we also outsourced our Information Technology function to IBM.

Collectively, these actions represent changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Applicable portions of the definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockowners to be held May 20, 2009 are incorporated by reference into this Form 10-K.

Item 11.	Executive Compensation.

On February 25, 2009, the compensation committee of our Board of Directors approved an increase to the annual base salary of David Messenger, our Chief Administrative and Corporate Development Officer. Prior to making its decision, the compensation committee evaluated Mr. Messenger’s performance in the year ended December 31, 2008 and changes made during that period to Mr. Messenger’s range of responsibilities. Having reviewed data from companies within our peer group and concluding that Mr. Messenger’s compensation fell below that of corporate officers with similar responsibilities at such companies, the compensation committee approved an increase of Mr. Messenger’s annual base salary from $345,000 to $400,000, bringing Mr. Messenger’s annual base salary to just below the 50th percentile for such officers.

Applicable portions of the definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockowners to be held May 20, 2009 are incorporated by reference into this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Applicable portions of the definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockowners to be held May 20, 2009 are incorporated by reference into this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Applicable portions of the definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockowners to be held May 20, 2009 are incorporated by reference into this Form 10-K.

Item 14.	Principal Accounting Fees and Services.

Applicable portions of the definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockowners to be held May 20, 2009 are incorporated by reference into this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibits No.	Description

2.1	Transaction Agreement, dated June 27, 2008 by and among Virgin Mobile USA, Inc., Virgin Mobile USA, L.P., Helio, Inc., Helio LLC, SK Telecom USA Holdings, Inc., EarthLink, Inc. and Corvina Holdings Limited (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

3.3	Certificate of Designations of Series A Preferred Stock (2)

4.1	Amended and Restated Stockholders’ Agreement, dated August 22, 2008 (2)

4.2	Registration Rights Agreement, dated October 16, 2007 (3)

4.3	Amendment No. 1 to Registration Rights Agreement, dated August 22, 2008 (2)

10.1	Sprint Nextel Tax Receivable Agreement, dated October 16, 2007 (3)

10.2	Virgin Group Tax Receivable Agreement, dated October 16, 2007 (3)

10.3	Amended and Restated Limited Partnership Agreement of Virgin Mobile USA, L.P., dated August 22, 2008 (2)

10.4	Amended and Restated PCS Services Agreement, dated October 16, 2007 (4)

10.5	Amendment No. 1 to Amended and Restated PCS Services Agreement, dated October 16, 2007 (4)

10.6	Amendment No. 2 to Amended and Restated PCS Services Agreement, dated March 12, 2008 (5)

10.7	Amendment No. 3 to Amended and Restated PCS Services Agreement, dated May 12, 2008 (6)

10.8	Amendment No. 4 to Amended and Restated PCS Services Agreement, dated June 27, 2008 (1)

10.9	Amendment No. 5 to Amended and Restated PCS Services Agreement, dated June 27, 2008 (7)

10.10	Amendment No. 6 to Amended and Restated PCS Services Agreement, dated December 22, 2008 (8)

10.11	Amendment No. 7 to Amended and Restated PCS Services Agreement, dated December 22, 2008 (8)

Exhibits No.	Description

10.12	Amended and Restated Trademark License Agreement among Virgin Enterprises Limited and Virgin Mobile USA, LLC, dated October 16, 2007 (3)

10.13	Amended and Restated Trademark License Agreement between Sprint Communications Company, L.P. and Virgin Mobile USA, LLC, dated October 16, 2007 (3)

10.14	Amended and Restated Credit Agreement among Virgin Mobile USA, LLC, the Lenders thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents named therein, dated July 19, 2006 (4)

10.15	Subordinated Credit Agreement among Virgin Mobile USA, LLC, Virgin Entertainment Holdings, Inc. and Sprint Spectrum L.P., dated July 19, 2006 (4)

10.16	First Amendment and Consent to the Amended and Restated Credit Agreement among Virgin Mobile USA, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (4)

10.17	First Amendment and Consent, dated as of September 21, 2007 to the Subordinated Credit Agreement, dated as of July 19, 2006 among Virgin Mobile USA, LLC, Virgin Entertainment Holdings, Inc. and Sprint Spectrum L.P. (4)

10.18	Second Amendment and Consent to the Amended and Restated Credit Agreement, dated July 19, 2006 by and among Virgin Mobile USA, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (1)

10.19	Second Amendment and Consent to the Subordinated Credit Agreement, dated July 19, 2006 by and among Virgin Mobile USA, Inc., Virgin Entertainment Holdings, Inc. and SK Telecom (1)

10.20	Assumption Agreement by Helio LLC in favor of JPMorgan Chase, N.A., dated as of August 22, 2008 (2)

10.21	Assumption Agreement by Helio LLC in favor of Virgin Entertainment Holdings, Inc. and SK Telecom USA Holdings, Inc., dated as of August 22, 2008 (2)

10.22	Distribution Agreement between Sprint Spectrum, L.P. and Virgin Mobile USA, LLC, dated September 23, 2004 (4)

10.23	Virgin Mobile Distribution Agreement, as amended, between Virgin Mobile USA, LLC and Virgin Entertainment Group, Inc., dated April 24, 2002 (4)

10.24	Reorganization and Purchase Agreement by and among Virgin Mobile USA, Inc., Virgin Mobile USA, LLC and other parties thereto (4)

10.25	Master Services Agreement between Sprint Communications Company L.P. and Virgin Mobile USA, LLC dated January 24, 2003 (4)

10.26	Virgin Mobile USA, Inc. 2007 Omnibus Incentive Compensation Plan (4)

10.27	Virgin Mobile USA 2008 Incentive Plan Document (5)

10.28	Form of Employment Agreement between Virgin Mobile USA, LLC and Virgin Mobile USA, LLC employees (4)

10.29	Amended and Restated Employment Agreement between Virgin Mobile USA, Inc. and Daniel H. Schulman (5)

10.30	Amendment No. 1 to the Amended and Restated Employment Agreement between Virgin Mobile USA, Inc. and Daniel H. Schulman (9)

10.31	Separation Agreement and General Release between Virgin Mobile USA, L.P. and Howard Handler (10)

Exhibits No.	Description

10.32	Voting Agreement between Virgin Mobile USA, Inc. and Corvina Holdings Limited, dated as of December 9, 2008 (11)

10.33	Voting Agreement between Virgin Mobile USA, Inc. and Sprint Ventures, Inc., dated as of December 9, 2008 (11)

10.34	Voting Agreement between Virgin Mobile USA, Inc. and SK Telecom USA, Inc., dated as of December 4, 2008 (11)

18.1	Preferability letter for change in accounting principle from PricewaterhouseCoopers LLP

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 28, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on October 16, 2007.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-142524).
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2008.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2008.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2009

VIRGIN MOBILE USA, INC.

By:	/S/ JOHN D. FEEHAN JR.
Name:	John D. Feehan Jr.
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ DANIEL H. SCHULMAN Daniel H. Schulman	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN D. FEEHAN JR. John D. Feehan Jr.	Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ THOMAS O. RYDER Thomas O. Ryder	Chairman of the Board of Directors

/s/ RICHARD CHIN Richard Chin	Director

/s/ L. KEVIN COX L. Kevin Cox	Director

/s/ DOUGLAS B. LYNN Douglas B. Lynn	Director

/s/ GORDON D. MCCALLUM Gordon D. McCallum	Director

/s/ MARK POOLE Mark Poole	Director

/s/ ROBERT W. SAMUELSON Robert W. Samuelson	Director

/s/ KENNETH T. STEVENS Kenneth T. Stevens	Director

/s/ SUNGWON SUH Sungwon Suh	Director

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Virgin Mobile USA, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Virgin Mobile USA, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, effective in 2008 the Company changed its method of accounting for regulatory fees and tax surcharges, principally universal service fund collections and remittances.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Helio LLC from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008. We have also excluded Helio LLC from our audit of internal control over financial reporting. Helio LLC is a wholly-owned subsidiary whose total assets and total revenues represent approximately 9% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 6, 2009

Virgin Mobile USA, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$12,030	$19
Accounts receivable, less allowances of $6,345 at December 31, 2008 and $610 at December 31, 2007	64,737	57,956
Due from related parties	132	321
Other receivables	12,993	14,613
Inventories	132,410	137,364
Prepaid expenses and other current assets	21,563	19,722

Total current assets	243,865	229,995

Property and equipment, net	49,170	45,913
Acquired intangible assets	49,903	—
Goodwill	11,487	—
Other assets	12,643	6,131

Total assets	$367,068	$282,039

Liabilities, Minority interest, Preferred stock and Stockholders’ deficit
Current liabilities:
Accounts payable	$96,365	$111,753
Due to related parties	55,838	56,486
Book cash overdraft	—	2,045
Accrued expenses and other current liabilities	112,842	73,142
Deferred revenue	136,367	128,125
Current portion of long-term debt	26,395	32,669

Total current liabilities	427,807	404,220
Long-term debt	170,779	244,037
Related party debt	70,000	45,000
Other liabilities	2,365	3,981

Total liabilities	670,951	697,238

Commitments and contingencies (See Note 18)
Minority interest in consolidated subsidiaries	1,747	—
Series A convertible preferred stock, par value $0.01 and stated value $1,000 per share—50,000 shares authorized, and 50,000 shares issued and outstanding at December 31, 2008, and 0 shares issued and outstanding at December 31, 2007	50,000	—
Stockholders’ deficit:
Common stock:
Class A common stock, par value $0.01 per share—200,000,000 shares authorized, and 64,709,646 shares issued and outstanding, net of 37,560 treasury shares at December 31, 2008, and 53,136,839 shares issued and outstanding, net of 13,231 treasury shares at December 31, 2007	647	532
Class C common stock, par value $0.01 per share—999,999 shares authorized, and 115,062 shares issued and outstanding at December 31, 2008 and 2007	1	1
Class B common stock, par value $0.01 per share—1 share authorized, issued and outstanding at December 31, 2008 and 2007	—	—
Additional paid-in-capital	390,637	340,382
Accumulated deficit	(746,915)	(754,860)
Accumulated other comprehensive loss	—	(1,254)

Total stockholders’ deficit	(355,630)	(415,199)

Total liabilities, minority interest, preferred stock and stockholders’ deficit	$367,068	$282,039

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Operating revenue
Net service revenue	$1,235,870	$1,239,533	$1,022,927
Net equipment and other revenue	87,623	85,890	90,524

Total operating revenue	1,323,493	1,325,423	1,113,451
Operating expenses
Cost of service (exclusive of depreciation and amortization)	367,104	362,043	302,002
Cost of equipment	426,249	425,263	378,981
Selling, general and administrative (exclusive of depreciation and amortization)	433,051	446,708	401,964
Restructuring	8,972	—	—
Gain from litigation	—	—	(15,384)
Depreciation and amortization	40,128	33,608	28,381

Total operating expenses	1,275,504	1,267,622	1,095,944

Operating income	47,989	57,801	17,507

Other expense (income)
Interest expense	33,710	54,988	53,822
Interest income	(3,001)	(1,597)	(1,642)

Total interest expense—net	30,709	53,391	52,180
Other expense (income)	5,686	(129)	2,268

Total other expense—net	36,395	53,262	54,448

Income (loss) before income tax expense and minority interest	11,594	4,539	(36,941)
Income tax expense	1,285	321	—

Income (loss) before minority interest	10,309	4,218	(36,941)
Minority interest	2,364	—	—

Net income (loss)	7,945	4,218	(36,941)
Preferred stock dividends	1,083	—	—

Net income (loss) available to common stockholders	$6,862	$4,218	$(36,941)

Net income (loss)	$7,945	$4,218	$(36,941)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	1,254	(2,845)	1,131

Total comprehensive income (loss)	$9,199	$1,373	$(35,810)

Basic and diluted earnings (loss) per share information:
Earnings (loss) per common share—basic	$0.13	$0.13	$(1.45)
Earnings (loss) per common share—diluted	$0.13	$0.08	$(1.45)

Weighted average common shares outstanding—basic	53,873	31,495	25,497
Weighted average common shares outstanding—diluted	65,972	53,211	25,497

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Statements of Changes in Stockholders’ Deficit

(In thousands)

	Common Stock Class A and C		Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2005	25,392	$254	$99,420	$(722,137)	$460	$(622,003)
Issuance of common stock	405	4	8,075	—	—	8,079
Non-cash capital contributions	—	—	2,692	—	—	2,692
Amortization of non-cash compensation expense	—	—	2,563	—	—	2,563
Unrealized gain on interest rate swap	—	—	—	—	1,131	1,131
Net loss	—	—	—	(36,941)	—	(36,941)

Balance at December 31, 2006	25,797	258	112,750	(759,078)	1,591	(644,479)
Issuance of Class A common stock	13	—	408	—	—	408
Restricted shares issued	508	5	(5)	—	—	—
Non-cash capital contributions	—	—	847	—	—	847
Return of capital	—	—	(8)	—	—	(8)
Amortization of non-cash compensation expense	—	—	7,423	—	—	7,423
Conversion of SARS	—	—	906	—	—	906
Stock option exercises	146	2	1,667	—	—	1,669
Net proceeds from issuance of class A common stock	25,467	255	352,417	—	—	352,672
Unrealized loss on interest rate swap	—	—	—	—	(2,845)	(2,845)
Conversion of minority shareholder’s ownership in Virgin Mobile USA, LLC units to Class A Common Stock	1,333	13	(136,023)	—	—	(136,010)
Treasury Stock—Class A common stock	(13)	—	—	—	—	—
Net income	—	—	—	4,218	—	4,218

Balance at December 31, 2007	53,251	533	340,382	(754,860)	(1,254)	(415,199)
Issuance of common stock to Helio Inc.	193	2	558	—	—	560
Conversion of minority shareholder’s ownership in Virgin Mobile USA, L.P. units to Class A Common Stock	11,000	110	507	—	—	617
Issuance of common stock for compensation plans	405	4	(4)	—	—	—
Treasury Stock—Class A common stock	(24)	(1)	—	—	—	(1)
Gain on issuance of Virgin Mobile USA, L.P. partnership units	—	—	37,075	—	—	37,075
Amortization of non-cash compensation expense	—	—	12,409	—	—	12,409
Expenses associated with issuance of class A common stock	—	—	(290)	—	—	(290)
Reclassification to net income for loss on interest rate swap	—	—	—	—	1,254	1,254
Net income	—	—	—	7,945	—	7,945

Balance at December 31, 2008	64,825	$648	$390,637	$(746,915)	$—	$(355,630)

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating Activities
Net income (loss)	$7,945	$4,218	$(36,941)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,128	33,608	28,381
Amortization of deferred financing costs	1,501	3,643	4,021
Non-cash charges for stock-based compensation and stock issuance	12,409	7,423	9,024
Non-cash charges associated with barter transactions	2,282	—	(3,195)
Non-cash cost of royalties and services	—	693	2,692
Provision for bad debts	4,453	202	375
Write-offs of property and equipment	671	450	—
Minority interest	2,364	—	—
Changes in assets and liabilities:
Accounts receivable	6,913	12,803	(2,787)
Due from related parties	189	11,980	(547)
Other receivables	1,641	(2,504)	(9,053)
Inventories	12,580	(46,549)	(46,413)
Prepaid expenses and other assets	(4,025)	6,885	(8,471)
Accounts payable	(22,533)	16,510	17,475
Due to related parties	(10,108)	15,136	(14,347)
Deferred revenue	1,723	691	31,036
Accrued expenses and other liabilities	(13,640)	(25,540)	(10,124)

Net cash provided by (used in) operating activities	44,493	39,649	(38,874)

Investing Activities
Cash acquired, net of acquisition costs	3,158	—	—
Capital expenditures	(18,773)	(28,443)	(34,453)

Net cash used in investing activities	(15,615)	(28,443)	(34,453)

Financing Activities
Net change in book cash overdraft	(2,045)	(32,724)	34,769
Repayment of long-term debt	(79,532)	(183,794)	(37,000)
Net change in related party debt	15,000	(13,000)	58,000
Financing fees	—	—	(1,013)
Net proceeds from public offering of Class A common stock	(290)	352,672	—
Proceeds paid to a stockholder for a portion of Virgin Mobile USA, LLC	—	(136,010)	—
Proceeds from issuance of Preferred Stock	50,000	—	—
Proceeds from exercise of options	—	1,669	—
Other	—	(8)	—

Net cash (used in) provided by financing activities	(16,867)	(11,195)	54,756

Net increase (decrease) in cash and cash equivalents	12,011	11	(18,571)
Cash and cash equivalents at beginning of year	19	8	18,579

Cash and cash equivalents at end of year	$12,030	$19	$8

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

1.	Overview and Basis of Presentation

Overview

Virgin Mobile USA, Inc. (the “Company”) is a mobile virtual network operator, commonly referred to as an MVNO, offering prepaid, or pay-as-you-go, and, following the acquisition of Helio LLC (“Helio”), postpaid wireless communications services, including voice, data, and entertainment content, without owning a wireless network. The Company uses the “Virgin Mobile” name and logo under license from Virgin Enterprises Ltd. (together with its affiliated entities, the “Virgin Group”). The Company offers its services over the nationwide Sprint PCS network under the terms of the PCS Services Agreement between the Company and Sprint Nextel Corporation (together with its affiliated entities, “Sprint Nextel”). The Company conducts its business within one industry and one geographic segment.

Virgin Mobile USA, Inc., a Delaware corporation, was formed and capitalized in April 2007 as a holding company for the purposes of facilitating an initial public offering of Class A common stock (the “IPO”), which was completed on October 16, 2007. In connection with the IPO, Virgin Mobile USA, Inc. and its subsidiaries completed reorganization transactions (the “Reorganization”), in which Virgin Mobile USA, LLC, the principal operating entity for the Company’s business, converted into a Delaware limited partnership, changed its name to Virgin Mobile USA, L.P. (the “Operating Partnership”), and became a majority-owned subsidiary of Virgin Mobile USA, Inc., the holding company for the public’s equity interests in the business.

On October 16, 2007, the Company completed its IPO and the Company and the selling stockholders sold 27,500,000 shares of Class A Common Stock. The Company received net proceeds of $352.7 million, after deducting underwriting commissions and discounts of $23.7 million and offering expenses of $7.4 million. The Company used $136.0 million of the IPO proceeds to pay Sprint Nextel for a portion of Sprint Nextel’s limited liability company interests in Virgin Mobile USA, LLC that the Company purchased in connection with the Reorganization and the IPO. This amount was based on the amount Sprint Nextel would have received had it converted such limited liability company interests into shares of Class A common stock and sold such shares in the IPO. The remaining net proceeds of $216.7 million were used to (1) repay $150 million of outstanding borrowings and $0.8 million of accrued interest under the Company’s third party senior Amended and Restated Credit Agreement (the “Senior Credit Agreement”) and (2) repay $45 million of indebtedness and $0.6 million of accrued interest owed to Sprint Nextel under the Company’s related party subordinated secured revolving credit facility (the “Revolving Credit Facility”). Subsequent to the IPO, the remaining net proceeds of approximately $20 million were used for general corporate purposes.

On August 22, 2008, the Company completed its acquisition of Helio, at which time Helio became a wholly-owned subsidiary of the Operating Partnership. The financial results of Helio are included in the Company’s financial results beginning on August 22, 2008, the closing date of the acquisition (See Note 8).

At December 31, 2008, the authorized capital stock of the Company consists of: (1) Class A common stock, entitled to one vote per share on all matters submitted to a vote of stockholders; (2) one share of Class B common stock (held by Sprint Nextel) entitled to a number of votes per share on all matters submitted to a vote of stockholders that is equal to the total number of shares of Class A common stock for which the partnership units that Sprint Nextel holds in the Operating Partnership are exchangeable; (3) Class C common stock (presently held by the Virgin Group) entitled to one vote per share on all matters submitted to a vote of stockholders and convertible into Class A common stock on a one-for-one basis at any time; and (4) Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Sprint Nextel, the Virgin Group and SK Telecom USA Holdings, Inc. (together with its affiliated entities, “SK Telecom”), the principal stockholders of the Company, are able to exercise control over the Company’s management and affairs and all matters requiring stockholder approval as a result of their combined voting power in the Company of 60.0%, in the form of

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Class A common stock and Class C common stock in the case of the Virgin Group, in the form of Class A common stock in the case of SK Telecom and in the form of Class B common stock in the case of Sprint Nextel. On February 23, 2009, the stockholders of the Company approved the resolution to increase the number of authorized shares of Class B common stock from one share to two shares and approved the conversion feature of the Series A Preferred Stock. Upon approval by the stockholders of the additional share of Class B common stock, EarthLink, Inc. (“EarthLink”) was issued a share of Class B common stock which entitles EarthLink to a number of votes per share on all matters submitted to a vote of stockholders that is equal to the total number of shares of Class A common stock for which the partnership units that EarthLink holds in the Operating Partnership are exchangeable. Effective with the issuance of a Class B share to EarthLink and the approval of the conversion feature and voting rights of the Series A Preferred Stock, the Virgin Group, Sprint Nextel and SK Telecom control 61.7% of the voting power in the Company.

Basis of Presentation

The Company has accounted for the Reorganization, for periods prior to completion of the Reorganization and the IPO, using a carryover basis, similar to a pooling-of-interest as the reorganization transactions were premised on a non-substantive exchange in order to facilitate the IPO, resulting in the retention of historical based accounting. This is consistent with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-5, Issues Relating to Accounting for Business Combinations, including Costs of Closing Duplicate Facilities of an Acquirer; Stock Transactions between Companies under Common Control; Down-Stream Mergers, Identical Common Shares for a Pooling of Interests; and Pooling of Interests by Mutual and Cooperative Enterprises. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes and, therefore, the consolidated financial statements for the year ended December 31, 2006 are presented on the same basis as that for the years ended December 31, 2008 and 2007. The weighted average shares outstanding for the year ended December 31, 2006 are based on the number of member units in Virgin Mobile USA, LLC retroactively adjusted for conversion into shares of Class A common stock of the Company.

Out-of-Period Adjustments

During the preparation of the Company’s financial statements for the six months ended June 30, 2007, management identified errors in the Company’s financial statements in the amount of $0.5 million, $(0.3) million, $(0.3) million and $3.8 million to its net income (loss) for the years ended December 31, 2006, 2005, 2004 and for the three months ended March 31, 2007, respectively. These errors were primarily the result of system interface failures for recovery fees for certain airtime taxes and regulatory charges and accrued revenues, which overstated net service revenue and overstated cost of service in each period, except for the three month period ended March 31, 2007, which understated net service revenue and overstated cost of service. The Company corrected these errors through a restatement of its results for the three month period ended March 31, 2007 and an out-of-period net adjustment amounting to $(0.1) million (comprised of the cumulative effect of the prior year errors in the amount of $0.5 million, $(0.3) million and $(0.3) million for the years ended December 31, 2006, 2005 and 2004, respectively) reflected in its financial statements for the six months ended June 30, 2007. The Company has not restated its financial statements for any period ended on or prior to December 31, 2006, as management does not believe these errors were material to any interim or annual prior period. The impact of the out-of-period adjustments in 2007 was not material to the Company’s financial statements for the year ended December 31, 2007. Additionally, management restated its interim results previously reported for the three months ended March 31, 2007 when the Company filed its quarterly report on Form 10-Q for the period ending March 31, 2008 to reflect those out-of-period charges.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Liquidity

The Company has incurred substantial cumulative net losses and cumulative negative cash flows from operations since inception, and has a stockholders’ deficit of $355.6 million, negative working capital of $183.9 million and non-current debt of $240.8 million as of December 31, 2008. The Company makes significant initial cash outlays to acquire new customers in the form of handset and other subsidies. Additionally, the Company has been incurring increasing costs to maintain current customers through the sale of replacement handsets at a loss to the Company. Management expects these costs to be funded primarily through service revenue generated from the Company’s existing customer base, the sale of handsets to customers and when required, borrowings under its Revolving Credit Facility. Although it is difficult for the Company to predict future liquidity requirements with certainty, based on the Company’s current level of operations, together with expected cash generated from operations and borrowing capacity under the Revolving Credit Facility, management believes that the Company has the ability to finance its projected operating, investing and financing requirements for existing operations and planned customer growth through at least December 31, 2009. If necessary, the Company could borrow an additional $45 million under the Revolving Credit Facility. In addition, the Company’s ability to make scheduled payments of principal, to pay interest on or to refinance indebtedness and to satisfy other obligations, including obligations under the PCS Services Agreement with Sprint Nextel, as well as the Company’s ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond the Company’s control. If the Company materially underachieves its operating plan, and the Revolving Credit Facility and cash flow from operations become insufficient to allow the Company to meet its obligations, the Company is committed to taking certain alternative actions that could include reducing customer acquisitions, reducing inventory purchases, reducing planned capital expenditures, extending the payment for certain liabilities within contractual terms with vendors, curtailing marketing costs and reducing other variable costs. If the Company’s operations do not generate sufficient positive operating cash flows, the Company may require additional capital to fund its operations or growth, to take advantage of expansion or acquisition opportunities, and to develop new products to compete effectively in the marketplace. In order to meet future liquidity needs the Company may seek additional increases in its borrowing capacity under the Revolving Credit Facility, seek to raise additional funds, through public or private debt or equity financing to support operations, reduce anticipated capital expenditures and restructure debt repayment obligations. The Company’s Senior Credit Agreement and Revolving Credit Facility mature in December 2010. Additional funds, however, may not be available to the Company on commercially reasonable terms when required, or at all, and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to existing stockholders. There is no assurance management will be successful in achieving its operating plan or would be able to implement alternative actions or obtain additional borrowing capacity on acceptable terms.

The Senior Credit Agreement and Revolving Credit Facility require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio. Based on projected operating results and financial position, the Company expects to remain in compliance with the required covenants through at least December 31, 2009. If the Company does not meet these covenants, its borrowing availability under the Revolving Credit Facility could be eliminated and outstanding borrowings under the Senior Credit Agreement and the Revolving Credit Facility could become due.

In connection with the acquisition of Helio, each of the Virgin Group and SK Telecom invested $25 million in the Company in exchange for the issuance by the Company of 25,000 shares of the Series A Preferred Stock to each of the Virgin Group and SK Telecom. The $50 million of proceeds received by the Company was used to pay down a portion of the outstanding principal under the Senior Credit Agreement. (See Notes 9 and 10).

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

On November 13, 2008, the Company received written notice from the New York Stock Exchange (the “NYSE”) notifying the Company that it was not in compliance with certain of the NYSE’s listing criteria. The Company is below the applicable standards because the average market capitalization of the Company’s Class A common stock and substantial equivalents, including limited partnership interests in Virgin Mobile USA, over a period of 30 trading days is less than $100 million. On November 19, 2008, the Company received a second written notice from the NYSE notifying the Company that it was not in compliance with the stock price listing criteria, the Company’s average Class A common stock price over 30 trading days was less than $1.00. The NYSE has accepted the Company’s plan of compliance and the Company has until May 2009 to comply with the share price standard and until May 2010 to comply with the market capitalization standard. The Company is subject to periodic review by the NYSE during this period. A delisting by the NYSE would not trigger any debt or equity payments.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly owned subsidiaries and majority owned subsidiaries in which the Company exercises control. All intercompany transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates relate to estimated useful lives of depreciable assets, inventory reserves, allowance for doubtful accounts, allowance for product returns, tax valuation allowance, recoverability of goodwill and intangible assets, and allowance for price protection to retailers. Estimates for product returns are based on historical experience and estimates for price protection to retailers are based on expected future payments. Estimates for product returns and price protection are included in accounts receivable and due from related parties. The Company is also required to make certain estimates with regard to the valuation of awards and forfeiture rates for its share-based award programs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with original maturities of 90 days or less are considered cash equivalents. Outstanding checks in excess of cash balances with the same financial institution totaled $2.0 million as of December 31, 2007. This amount was recorded as a book cash overdraft and classified as a current liability in the Consolidated Balance Sheets. At December 31, 2008, there were no outstanding checks in excess of cash balances with the same financial institution.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Allowance for Doubtful Accounts

The Company maintains allowances for uncollectible accounts for estimated losses resulting from the inability of customers to make required payments. The estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, the credit quality of the customer base, estimated proceeds from future bad debt sales, and other qualitative considerations, including macro-economic factors.

Inventory

Inventories, which consist primarily of handsets and accessories, including inventory on consignment, are valued at the lower of cost or market, with market being defined as replacement value using the First In, First Out method. Handset costs in excess of the revenue generated from handset sales, or handset subsidies, are expensed at the time of sale. The cost for refurbished handsets is valued at the lower of fair market value or repair cost. Provisions are made to reduce any excess, obsolete or slow moving inventory to its net realizable value as well as inventory lost at consignment retailers.

Property and Equipment

Property and equipment are carried at cost. Expenditures for major renewals and betterments that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are relieved and any resulting gain or loss is included in consolidated net income.

Depreciation and amortization is determined using the straight-line method over the following estimated useful lives:

Furniture and fixtures	3-7 years

Leasehold improvements	shorter of the lease term or 3 years

Computer equipment	3 years

IT network/infrastructure	3-5 years

Property and equipment is tested for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Impairments can arise from obsolescence of these assets as well as a change in expected cash flows. Such impairment tests are based on comparison of estimated undiscounted cash flows to the recorded value of the asset group. If impairment is indicated, the asset value will be written down to its fair value.

Computer Software Costs

Software costs incurred in connection with obtaining and developing internal use software, are capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Subsequent additions, modifications or upgrades to internal-use network and non-network software are capitalized only to the extent that they allow the software to perform a function it previously did not perform. Capitalized internal use software costs are amortized using the straight-line method over a period not to exceed three years and are included in property and equipment. Software maintenance and training costs are expensed in the period in which they are incurred.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Capitalized internal use software costs are tested for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Impairments can arise from obsolescence of these assets as well as a change in expected cash flows. Such impairment tests are based on comparison of estimated undiscounted cash flows to the recorded value of the asset group. If impairment is indicated, the asset value will be written down to its fair value. For software projects that are under development, the probability of deployment into the business is assessed to determine if an impairment charge is required.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is subject to an annual impairment test, as of August 1, or more frequently if events or circumstances indicate that goodwill may be impaired.

Because of the decrease in the Company’s market capitalization during the fourth quarter of 2008, the Company completed a goodwill impairment test as of December 31, 2008 using the guidance in SFAS 142. The first step of the impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill in order to determine whether or not the second step, which compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill, is required to be performed. Goodwill is tested for impairment at the consolidated level since the Company operates as a single reporting unit as defined by SFAS 142. The Company uses the total market capitalization of the Company including all potentially convertible securities plus a control premium to determine the fair value of the reporting unit. The control premium represents the premium in excess of the trading value of the Company’s common stock that an acquiring entity would be willing to pay for a controlling interest in the Company. The carrying amount of the reporting unit in the impairment test equaled the Company’s stockholders’ deficit of $(355.6) million at December 31, 2008. The reporting unit’s carrying value was below zero, therefore, the fair value exceeded the carrying value and no impairment loss was recorded during 2008. The Company does not have any indefinite lived intangible assets other than goodwill.

Intangible assets with finite lives consist of customer relationships and acquired technology, and are amortized over their estimated useful lives, ranging from 4 to 7 years. Intangible assets with finite lives are tested for impairment when events and circumstances indicate that the carrying amount may not be recoverable. At December 31, 2008, the Company had intangible assets with finite lives arising from our acquisition of Helio in August 2008 that are being amortized over their estimated lives based on future estimated cash flows. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) the Company performs a two-step test for asset, or asset group, recoverability whenever events and circumstances indicate that its carrying amount may not be recoverable. The first step compares the undiscounted cash flows of the asset or asset group to the carrying value. If the comparison indicates that the carrying value of the asset or asset group exceeds the undiscounted cash flows an impairment loss is recorded, which is measured by comparing the fair value of each asset or asset group to its carrying value.

Management considered the decrease in the Company’s market capitalization during the fourth quarter of 2008, to be an indicator of possible impairment of the identifiable intangible assets. Accordingly, the Company has measured the undiscounted cash flows estimated to be generated by the asset group with the net book value of the asset group at December 31, 2008 and noted no impairment. In accordance with SFAS 144 the measurement of cash flows and net book value was performed at the consolidated company level, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The undiscounted future cash flows estimated to be generated by the asset group were compared to the carrying value of the asset group and noted no impairment.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Debt Financing Fees

The Company capitalizes costs directly associated with acquiring financing. Debt financing fees are amortized as interest expense over the term of the related indebtedness, utilizing either the straight-line or effective interest rate method, as appropriate. As of December 31, 2008 and 2007, net deferred financing fees were $1.5 million and $3.0 million, respectively. These deferred financing fees were included in other current assets and other assets based upon their expected amortization.

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Partial Deferral of the Effective Date of FASB Statement No. 157, which provides a deferral of the effective date to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of December 31, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, (“FSP 157-3”) to clarify the application of SFAS 157 to financial assets in a market that is not active. FSP 157-3 became effective when issued. The adoption of SFAS 157 for nonfinancial assets and liabilities will not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The carrying values of the Company’s financial instruments, which include cash, accounts receivable, accounts payables and accrued expenses, approximate fair values due to the short-term maturities of such instruments. The fair value of the interest rate swap, prior to its maturity on December 31, 2008, was derived based on level 2 market prices of securities with similar characteristics. At December 31, 2008, the carrying value and fair value of the Senior Credit Agreement was $197.2 million and approximately $138.4 million, respectively. At December 31, 2008, the carrying and fair value of the Revolving Credit Facility was $70.0 million and approximately $48.6 million, respectively. The fair value of the Senior Credit Agreement and the Revolving Credit Facility was determined using level 2 inputs, and was derived based on estimated rates for long term debt of companies with similar debt ratings and other inputs that are observable or can be corroborated by observable market data.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Gain on Issuance of Partnership Units by Subsidiary

The Company recognizes any gains or losses related to the issuance of partnership units by the Operating Partnership, a consolidated subsidiary, as adjustments to stockholders’ deficit. The Company acquired Helio from SK Telecom, EarthLink and Helio, Inc. in exchange for limited partnership units in the Operating Partnership and shares of the Company’s Class A common stock. The issuance of common units by the Operating Partnership reduced the Company’s ownership interest in the Operating Partnership from 81.6% to 68.3%. The Company recorded a $37.1 million gain on the issuance of the common partnership units by the Operating Partnership and reflected it in additional paid in capital in accordance with Staff Accounting Bulletin (“SAB”) No. 51, Accounting for Sales of Stock of a Subsidiary. On December 2, 2008, SK Telecom converted its limited partnership units in the Operating Partnership in exchange for shares of the Company’s Class A common stock. The Company’s ownership in the Operating Partnership was 82.4% at December 31, 2008.

Derivative Financial Instruments

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), as amended and interpreted, the Company recognizes derivatives (including certain derivative instruments embedded in other contracts, if any) to be recorded on the balance sheet as either an asset or liability and measured at its fair value. Gains and losses resulting from changes in the derivative’s fair value are recognized currently in other comprehensive income. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with SAB No. 104, Revenue Recognition. The Company’s revenue is derived primarily from the provision of wireless service and the sale of wireless equipment. Service revenue includes airtime and data service usage, and certain airtime taxes and regulatory fees. Prepayments for service are recorded as deferred revenue and recognized as revenue as the customer uses the airtime or data services or when a prepaid customer’s balance expires. Prepayments for subscription charges and other services charged at fixed amounts are recognized ratably over the service period. The Company determined that the sale of wireless services through its direct and indirect sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Under Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company divides these arrangements into separate units of accounting, and allocates the consideration between the handset and the service using the residual method of accounting. Consideration received for the service is recognized at fair value as service revenue when earned, and any remaining consideration received is recognized as equipment revenue when the handset is delivered and accepted by the customer.

The revenue and related expenses associated with the sale of equipment (handsets and accessories), other than consignment sales discussed below, are recognized when title and risk of loss pass to the customer, which could be either (1) a non-consignment retailer, where the title passes to the retailer upon delivery to that retailer or (2) an end-user who purchases the handset from either a consignment retailer, where the title does not pass upon shipment but at the time of sale to the end-user, or through the Company’s website or call center, where title passes upon shipment. Returns and price protection to retailers are estimated and recorded as a reduction to equipment revenue in the period in which the related sales occurred.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

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

Retailer Top-Up Commissions

The Company pays commissions to retailers who sell its Top-Up cards to customers to replenish their accounts. These costs are considered to be incremental direct costs related to the acquisition of airtime or data services by a customer. As the customer’s acquisition of airtime or data services results in the deferral of revenue, the commissions paid to the retailers are deferred and included in prepaid expenses at the time of sale to the customer and amortized to selling expense as the associated service revenue is recognized in accordance with SAB No. 104, Revenue Recognition.

Vendor Allowances

The Company receives cash consideration from certain vendors for cooperative advertising and other sales incentives. In accordance with the provisions of EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, such consideration received is generally recorded as a reduction to cost of equipment, when the Company receives an identifiable benefit in exchange for the consideration. However, when consideration received represents a reimbursement of a specific, identifiable cost incurred in selling the vendor’s products, it is recorded as a reduction of that cost when recognized in the Company’s income statement.

Barter Transaction

In 2006, the Company entered into a transaction with a barter company whereby it exchanged handset inventory for a combination of cash and barter credits. These barter credits are expected to be utilized primarily as partial payment for future advertising. The Company accounted for these barter credits in accordance with Accounting Principles Board Opinion (“APB”) No. 29, Accounting for Non-monetary Transactions, and EITF No. 93-11, Accounting for Barter Transactions Involving Barter Credits, which presumes that the fair value of the non-monetary asset exchanged is more clearly evident than the fair value of the barter credit received and that the barter credits should be reported at the fair value of the nonmonetary asset exchanged. Accordingly, the transaction was recorded based on the fair value of the handsets exchanged, which was determined to be their carrying value, and no gain or loss was recorded on the transaction. The barter credits are recorded in prepaid expenses and other current assets and other assets, depending on the expected utilization of the credits. The Company reviews the barter credits regularly for impairment. During the fourth quarter of 2008, the Company

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

recorded a $2.0 million impairment for barter credits since management reduced its forecast of spending for marketing and advertising due to the current economic environment. No impairments were recognized during 2007 or 2006.

Advertising Costs

Advertising costs, cooperative advertising, and other promotional expenditures are expensed as incurred. For the years ended December 31, 2008, 2007, and 2006, the Company incurred advertising costs of $39.0 million, $50.8 million, and $57.8 million, respectively.

Minority Interest

The Company presents minority interest in a manner consistent with EITF Issue No. 94-2, Treatment of Minority Interests in Certain Real Estate Investment Trusts. Since minority interest was a deficit at the date of the Reorganization, the minority interest was presented as zero as of the date of the Reorganization and all preceding periods. The minority interest for each minority interest holder in the Operating Partnership is tracked separately and should the minority interest for any one of the minority interest holders fall below zero on a cumulative basis, then the Company records minority interest as zero for that minority interest holder until their share in the income (loss) of the Operating Partnership is income on a cumulative basis.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed to be in effect when the differences reverse. The Company establishes valuation allowances if it believes that it is more likely than not that some of or all the Company’s deferred tax assets will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. On January 1, 2007, the Company adopted FIN 48 and the impact was not material to the Company’s consolidated financial position, results of operations or cash flows. Upon adoption of FIN 48, the Company elected an accounting policy to classify interest and penalties relating to unrecognized tax benefits as tax expense. The Company does not believe that the amount of the liability for unrecognized tax benefits will materially change during the next 12 months.

With respect to Virgin Mobile USA, LLC, prior to the IPO, all federal, state, and local income taxes were the responsibility of the owners and losses were allocated to the owners according to the Virgin Mobile USA, Limited Liability Corporation Agreement. Accordingly, prior to the IPO, no provision (benefit) for income taxes has been reflected in the financial statements for Virgin Mobile USA, LLC.

With respect to Bluebottle USA Investments L.P. (“Bluebottle Investments”), which became a subsidiary of the Company upon completion of the Reorganization, the asset and liability approach was used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance was established, as needed, to reduce net deferred tax assets to the amount for which recovery is more likely than not. Prior to the IPO, Bluebottle Investments filed income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. Bluebottle Investments is generally no longer subject to U.S. federal or state income examinations by tax authorities for years prior to 2004.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Earnings (Loss) per Share

For the years ended December 31, 2008 and 2007, basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders, adjusted for the net income impact of dilutive potential common shares, by the weighted average common shares outstanding during the period adjusted for all dilutive potential common shares outstanding. Basic and diluted earnings (loss) per share for the year ended December 31, 2006 were calculated by dividing net income (loss) available to common stockholders by the weighted average number of the member units outstanding in Virgin Mobile USA, LLC, that were converted into shares of the Company’s common stock, adjusted for the conversion into common stock of the Company.

Stock Based Compensation

The Company adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123R”), on January 1, 2005, utilizing the prospective transition method as of the effective date, as required for nonpublic entities previously utilizing the minimum value method under SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”), for pro forma disclosures. Under this method, the Company is required to record compensation expense for all awards granted or modified after the date of adoption. The prospective transition method therefore permitted the Company to continue accounting for options granted prior to January 1, 2005 under the accounting principles originally applied to those awards, namely APB No. 25, Accounting for Stock Issued to Employees (“APB 25”) and its related interpretive guidance.

Compensation expense for options granted after January 1, 2005, is measured at the grant date, based on the estimated fair value of the award and is amortized, net of estimated forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period. For options granted prior to January 1, 2005, no compensation cost was recognized for options that were issued with an exercise price that was at least equal to the fair value of the underlying units, in accordance with APB 25.

As of December 31, 2008 and 2007, all of the Company’s stock compensation awards were classified as equity awards (See Note 11).

Concentration of Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all of the Company’s cash and cash equivalents are managed by one financial institution. As of December 31, 2008 and 2007, two distributors individually accounted for greater than 10% of the accounts receivable balance with a combined percentage of 53% and 54%, respectively. To the extent the Company’s receivables become delinquent, collection activities commence. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. For the years ended December 31, 2008, 2007 and 2006, such losses have not been material.

Other Risks

The Company’s business substantially depends on the reliability and security of the nationwide Sprint PCS network. Any disruption of network related services would have a material adverse effect on the Company’s consolidated operating results, financial position, and cash flows.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Although the Company attempts to maintain multiple vendors to the extent practicable, its handset inventory is currently acquired from only a few sources. The Company also has arrangements with third party outsourcing vendors that provide services related to information technology, customer care, customer billing, and distribution. An adverse change in the ability of these suppliers or vendors to provide equipment or services to the Company could result in the loss of customers, which would negatively affect consolidated operating results, financial position, and cash flows.

The Company operates in a highly regulated environment subject to rapid technological and competitive changes. To the extent that there are changes in economic conditions, technology or the regulatory environment, the Company’s business plans could change, which could also negatively affect the Company’s results.

Recently Issued and Newly Adopted Accounting Pronouncements

In March 2008, the FASB, issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 enhances the disclosure requirements for an entity’s derivative instruments and hedging activities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Since SFAS 161 requires additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141R will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 states that a noncontrolling interest, sometimes called a minority interest, in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, but separate from stockholders’ equity, in the consolidated financial statements. Currently, companies report noncontrolling interests as a liability or in the mezzanine section between liabilities and equity. Accordingly, prior to the adoption of SFAS 160 on January 1, 2009, the Company will continue to reflect noncontrolling interest in the mezzanine section between liabilities and equity. Following the adoption of SFAS 160, the Company will retroactively reflect noncontrolling interest as equity. SFAS 160 will also change the way a noncontrolling interest is presented in the consolidated statement of operations, by requiring that consolidated net income include amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure on the face of the statement of operations of those amounts of consolidated net income attributable to both parent and noncontrolling interest. Prior to the adoption of SFAS 160, noncontrolling interest will continue to be reported as a deduction in arriving at consolidated net income. The adoption of SFAS 160 will change the presentation of noncontrolling interest in the Company’s balance sheet and statement of operations, and will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The adoption of SFAS 159 on January 1, 2008 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

3.	Change in Accounting Principle

Effective October 1, 2008, the Company elected to change the method of accounting for regulatory fees and tax surcharges, primarily Universal Service Fund (“USF”) contributions from a net basis to a gross basis in the statement of operations. The Company reflected this change in accounting policy on a retrospective basis in accordance with SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). EITF 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) states that the presentation of taxes assessed by a governmental authority on a gross or net basis is a matter of accounting policy and either presentation is permitted. Because USF is the responsibility of the Company, is not levied on the end customer and does not vary depending on the amounts ultimately collected from the end customers, the Company believes the gross presentation is preferable. Additionally, as the Company believes the gross presentation to be the prevailing wireless telecommunications industry practice and will make the Company’s financial data more comparable to that of its competitors. Therefore, the Company has changed its method of accounting to account for USF contributions on a gross basis such that surcharges for USF collected from customers is recorded in net service revenue and remittances to government agencies are recorded in cost of service. The impact of this change in accounting policy was to increase net service revenue and cost of service by $12.5 million and $2.9 million for the years ended December 31, 2007 and 2006, respectively. This change in accounting principle does not change previously reported operating income (loss) or net income (loss). Surcharges for USF collected from customers included in net service revenue and remittances included in cost of service were $13.3 million of the year ended December 31, 2008.

4.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2008	2007
Handsets and accessories	$68,994	$72,094
Refurbished handsets	3,294	3,590
Handset inventory on consignment	60,122	61,680

	$132,410	$137,364

5.	Prepaid Expenses and Other current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2008	2007
Prepaid commissions	$11,596	$11,835
Prepaid expenses—IT outsourcing contract	2,247	—
Prepaid maintenance	2,142	2,473
Other prepaid expenses	5,578	5,414

	$21,563	$19,722

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

6.	Property and Equipment

Property and Equipment consists of the following (in thousands):

	December 31,
	2008	2007
Internal use software	$116,169	$92,609
IT network infrastructure	54,375	49,417
Computer equipment	5,591	8,457
Leasehold improvements	5,287	2,594
Furniture and fixtures	1,636	1,085

	183,058	154,162
Less—accumulated depreciation and amortization	(133,888)	(108,249)

	$49,170	$45,913

The amortization of capitalized internal use software, included in depreciation and amortization, was $21.3 million, $20.3 million, and $15.9 million for the years ended December 31, 2008, 2007, and 2006, respectively. Capitalized internal use software yet to be amortized was $29.6 million and $28.3 million at December 31, 2008 and 2007, respectively.

7.	Supplemental Cash Flow Information

The following table reflects cash paid for interest and taxes, and non-cash activities (in thousands):

	Year ended December 31,
	2008	2007	2006
Cash paid during the year for:
Interest	$32,056	$51,451	$52,328
Income taxes	876	—	—
Non-cash activities:
Contributions by stockholders	—	1,255	2,692
Equity earned by stockholders	—	—	8,079
Conversion of SAR’s to equity	—	906	—
Conversion of minority shareholder’s ownership in Virgin Mobile USA, L.P. units to Class A Common Stock	617	—	—

8.	Acquisition of Helio LLC

On August 22, 2008, the Company completed its acquisition of Helio. At that time, Helio became a wholly owned subsidiary of the Operating Partnership. The acquisition of Helio is expected to facilitate the Company’s entry into postpaid offerings and allow the Company to take advantage of Helio’s proprietary technology. The financial results of Helio are included in the Company’s financial results beginning on August 22, 2008, the closing date of the acquisition.

The Company acquired Helio from SK Telecom, EarthLink and Helio, Inc. in exchange for 12,806,632 limited partnership units in the Operating Partnership and 193,368 shares of the Company’s Class A common stock, together equivalent to 13 million shares of the Company’s Class A common stock. The purchase price, based on the average closing price of the Company’s Class A common stock two trading days before and ending two trading days after the date of the announcement of $2.90 per share, was $41.7 million, including direct costs of the acquisition of $4.1 million.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

The newly issued Virgin Mobile USA, L.P. partnership units are convertible into shares of the Company’s Class A common stock on a one-for-one basis at any time. On December 2, 2008, SK Telecom exchanged its 10,999,373 limited partnership units in the Operating Partnership for shares of the Company’s Class A common stock.

The acquisition of Helio was accounted for under SFAS No. 141, Business Combinations. The allocation of the purchase price, including acquisition costs, to Helio’s tangible and intangible assets acquired and liabilities assumed was based on their estimated fair values. Included in the liabilities assumed are reserves for the restructuring of the Helio business (See Note 12). The preliminary purchase price was adjusted as a result of additional information obtained related to the fair value of property and equipment, accrued expenses, restructuring liabilities and intangible assets. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill, which is not deductible for tax purposes. The adjustments to the preliminary purchase price allocation resulted in a $3.0 million increase to goodwill.

The purchase price has been allocated as follows (in thousands):

Cash and cash equivalents	$7,217
Accounts and other receivables	18,166
Inventory	7,626
Prepaid expenses and other current assets	1,112
Property and Equipment	21,887
Other assets	6,403
Acquired intangible assets	53,300
Goodwill	11,487
Accounts payable and due to related parties	(16,113)
Accrued expenses and other current liabilities	(52,380)
Deferred Revenue	(6,519)
Related party debt	(10,000)
Due to related parties	(492)

Total purchase price allocation	$41,694

In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of acquired assets, analyses of historical performance and estimates of future performance of Helio’s product and service offerings. The fair values of identifiable intangible assets associated with the acquisition of Helio were calculated using the income approach. The valuation for these identifiable intangible assets and their respective amortization periods are as follows (dollars in thousands):

	Fair Value	Weighted average amortization period (in years)
Customers Relationships	$32,880	5.8
Acquired technology	20,420	6.3

	$53,300	6.0

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Intangible asset amortization was $3.4 million for the year ended December 31, 2008 and is included in depreciation and amortization. The amortization expenses are estimated based on expected annual cash flows and are expected to amount to $9.9 million $11.8 million, $10.3 million, $8.6 million, and $5.0 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

The unaudited pro forma summary information provided below is for illustrative purposes only, and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company acquired Helio at the beginning of the periods presented. The following unaudited pro forma summary information assumes the Company acquired Helio at the beginning of each of the periods presented and includes the impact of certain adjustments such as amortization of intangible assets and changes in interest expense (in thousands):

	Year ended December 31,
	2008	2007	2006
Operating revenue	$1,463,354	$1,504,333	$1,160,929
Net loss	(109,051)	(311,447)	(223,707)
Basic and diluted loss per share	$(2.02)	$(9.83)	$(8.71)

9.	Preferred Stock

On August 22, 2008, in connection with the Helio acquisition, the Company issued 50,000 shares of Series A Preferred Stock, with 25,000 shares issued to the Virgin Group and 25,000 shares issued to SK Telecom. The Series A Preferred Stock was issued at the stated value of $1,000 per share, with proceeds to the Company of approximately $50 million. The proceeds were used to repay a portion of the outstanding balance under the Senior Credit Agreement. The liquidation value of the Series A Preferred Stock is $1,000 per share, which, if paid, will be drawn from those assets of the Company available to its stockholders. The Series A Preferred Stock carries a cumulative 6% annual dividend payable semi-annually, which will be paid with additional shares of Series A Preferred Stock at the stated value of $1,000 per share.

With the approval by the stockholders of the Company on February 23, 2009, each share of the Series A Preferred Stock is mandatorily convertible into 117.64706 shares of the Company’s Class A common stock, at the earlier of (1) August 22, 2012 and (2) such time as the market price of the Company’s Class A Common Stock exceeds $8.50 per share. The Series A Preferred Stock is also convertible at the option of the holder, 18 months after the date of issuance, on or after February 22, 2010. Following the approval of the conversion feature by the stockholders, the Series A Preferred Stock will be reflected as stockholders’ equity in the Company’s balance sheet.

10.	Debt

Senior Secured Credit Agreement

On July 19, 2006, the Company entered into the Senior Credit Agreement with a group of third-party financial institutions, effectively curing a default that occurred during 2005. The Company incurred $0.5 million in expenses to negotiate the Senior Credit Agreement, and wrote off unamortized debt financing costs of $1.5 million related to the termination of a revolving line of credit, all of which was recorded in other (income) expense in the year ended December 31, 2006.

The Company amended certain provisions of the Senior Credit Agreement on September 21, 2007 to allow for the reorganization transactions and the IPO, including adding exceptions to the mandatory prepayment requirements, the negative covenants and the change of control provision and permitting the changes to the

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Revolving Credit Facility. The Senior Credit Agreement included (1) additional covenants limiting certain activities of Virgin Mobile USA, Inc., including requirements (a) to remain a passive holding company, (b) to contribute proceeds from sales of assets or issuances of stock to the Operating Partnership and (c) not to take any action that would result in the termination of any Tax Receivable Agreement, and (2) the payment of a 25 basis points fee, or $1.0 million, to consenting lenders, which was paid in September 2007. The obligations under the Senior Credit Agreement are collateralized by a security interest in substantially all of the Company’s tangible and intangible assets.

On June 27, 2008, the Company entered into the Second Amendment to the Credit Agreement, which became effective with the closing of the acquisition of Helio on August 22, 2008. The amendment, among other things, (1) required that the $50 million proceeds from the issuance of the Series A Preferred Stock be used to pay down a portion of the outstanding loan balance, (2) increased the interest rate applicable to outstanding balances by 100 basis points per year, and (3) decreased the leverage ratio covenant for each quarter by 0.25 times (for example, for the quarterly period ending December 31, 2008, the required leverage ratio decreased from 3.00:1.00 to 2.75:1.00). The obligations under the Senior Credit Agreement continue to be collateralized by a security interest in substantially all of the Company’s tangible and intangible assets.

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

The Company may be required, under certain circumstances, to make mandatory prepayments upon the receipt of cash proceeds from the issuance of debt, equity and asset sales, as well as the generation of excess cash flows, as defined in the Senior Credit Agreement. Under the terms of the Senior Credit Agreement, there are no penalties for either mandatory or voluntary prepayments. During the year ended December 31, 2008, the Company made principal payments of $79.5 million under the Senior Credit Agreement, including a $50.0 million mandatory repayment using the proceeds from the issuance of the Series A Preferred Stock. During the year ended December 31, 2007, the Company made principal payments of $183.8 million under the Senior Credit Agreement, including a $150.0 million mandatory repayment using a portion of the proceeds from the IPO. The Senior Credit Agreement is payable in installments, with a balloon payment of $151.0 million due on December 14, 2010. As of December 31, 2008, the scheduled principal payments by year were as follows (in thousands):

Senior Credit Agreement Maturities
2009	$26,395
2010	170,779

$197,174

The Senior Credit Agreement bears interest at a Eurodollar rate equal to 3-month LIBOR (“LIBOR”) plus an applicable margin of 5.50%, or an alternate base rate plus an applicable margin of 4.50%, depending on the Company’s leverage. As of December 31, 2008, the Company had $197.2 million outstanding under the Senior Credit Agreement, and the annualized interest rate applicable to the outstanding balance was 7.0%.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Related Party Subordinated Secured Revolving Credit Agreement

Concurrent with entering into the Senior Credit Agreement on July 19, 2006, the Company entered into the Revolving Credit Facility with affiliates of the Virgin Group and Sprint Nextel, under which such affiliates agreed to provide up to $100 million in revolving credit loans.

The Company used $45 million of the net proceeds from the IPO to repay the indebtedness owed to Sprint Nextel. Following the repayment, Sprint Nextel was no longer a lender under this agreement.

On September 21, 2007, the Revolving Credit Facility was amended and the Virgin Group’s commitment was increased to $75 million. Accordingly, the maximum borrowing amount under the Revolving Credit Facility was reduced from $100 million to $75 million. Along with the increase in the Virgin Group’s commitment, a quarterly tolling charge was added to outstanding borrowings under the Revolving Credit Facility. The charge equal to 1% of the outstanding balance was calculated based upon the amount drawn on the Revolver as of the last day of each quarter, commencing December 31, 2007. Also, the Company pays a commitment fee to the Virgin Group on the unused portion of the Revolving Credit Facility of 1.0% per annum.

On June 27, 2008, concurrent with the amendment to the Senior Credit Agreement, the Company entered into the Second Amendment to the Revolving Credit Facility. The Second Amendment to the Revolving Credit Facility increased the Virgin Group’s lending commitment from $75 million to $100 million and added SK Telecom as a new lender with a lending commitment of $35 million.

The quarterly tolling charge applied to the outstanding borrowings under the Revolving Credit Facility is not applied to any borrowings from SK Telecom or any borrowings from the Virgin Group in excess of $75 million. During the years ended December 31, 2008 and 2007, the Company recorded tolling charges, included in interest expense, of $1.8 million and $0.5 million, respectively. The Company did not incur tolling charges during the year ended December 31, 2006. In addition, the commitment fee the Company pays to the Virgin Group on the unused portion of the Revolving Credit Facility is not applied to the $25 million increase in the Virgin Group’s lending commitment nor the unused portion of the Revolving Credit Facility with SK Telecom. During the years ended December 31, 2008 and 2007, the Company paid commitment fees of $0.3 million and $0.1 million, respectively, which was recorded in interest expense. No commitment fees were incurred during the year ended December 31, 2006.

Amounts outstanding under the Revolving Credit Facility bear interest at three-month LIBOR plus an applicable margin of 4.50%, depending on the Company’s leverage, or 12% if the three-month LIBOR rate cannot be ascertained. On December 31, 2008, the Company had $70.0 million outstanding under the Revolving Credit Facility, and the weighted average interest rate applicable to the outstanding balances was 7.6%. In January 2009, the Company borrowed an additional $20.0 million, increasing the total amount outstanding under the Revolving Credit Facility to $90.0 million.

The Revolving Credit Facility contains the customary representations and warranties and affirmative and negative covenants which are substantially similar to those contained in the Senior Credit Agreement.

11.	Stock-Based Compensation

On October 10, 2007, the Company’s Board of Directors approved the Virgin Mobile USA, Inc. 2007 Omnibus Incentive Compensation Plan (the “2007 Omnibus Incentive Plan”) under which employees and non-employee directors may receive restricted stock units and other stock-based awards. The 2007 Omnibus Incentive Plan supersedes all Virgin Mobile USA, LLC equity based incentive plans and provides for the grant of

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

equity-based awards, including stock options, restricted stock units, restricted stock, performance shares, stock appreciation rights, common stock, performance units or cash based awards, as determined by the Company’s Compensation Committee. Under the 2007 Omnibus Incentive Plan, 7,726,384 shares were authorized for issuance, including awards originally made under the Virgin Mobile USA, LLC equity-based incentive plans. As of December 31, 2008, awards relating to 6,715,822 shares were outstanding, and 376,521 shares were available for future grants. Restricted Stock Unit (“RSU”) awards granted after the IPO date vest over a period of 2 or 3.75 years and the stock options granted after the IPO date generally vest over a period of 3 to 4 years. Awards outstanding prior to 2007 generally vest at the rate of 25% per year on the grant date anniversary, although certain option awards vest at the rate of 50% on the second anniversary of the grant date and 25% on the third and fourth anniversary of the grant date. The Company’s stock options are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of the grant. Options granted after the IPO date generally expire six years from date of grant, while options granted prior to 2007 expire between 6 and 10 years from date of grant.

The Company recognized $12.4 million, $7.8 million and $2.1 million in compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively, for the stock compensation plans. Expense related to the Company’s stock compensation plans is included in selling, general and administrative expense in the statement of operations.

The Company amortizes the fair value of its share-based awards on a straight-line basis over the requisite service period, which is generally the vesting period.

Valuation of Awards

In accordance with the prospective transition method, the fair value of all awards issued prior to January 1, 2005, the adoption of SFAS 123R, was zero for financial statement recognition and disclosure purposes. After adoption of SFAS 123R, the fair value of option awards issued was estimated as of the grant date based on the Black-Scholes option pricing model (the “Black-Scholes model”). The value of time-based restricted stock and restricted stock units was determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date. The fair value of liability awards issued during 2006 that had a price cap limitation was estimated as of the grant date based on the Traditional Binomial option pricing model (the “Binomial model”). Liability awards were converted to option awards at the time of the IPO. The Black-Scholes and Binomial models take into account the exercise price and expected life of the award, the current value and expected volatility of the underlying units, expected dividends, and the risk-free interest rate for the expected term of the award. In addition, the Binomial model considers any price cap limitations upon exercise. Judgment is required in determining certain inputs to the model.

The following weighted average assumptions were used for both the Black-Scholes and Binomial models in 2008, 2007, and 2006:

	Option Awards
	2008	2007	2006
Expected volatility	78.25%	51.63%	66.09%
Expected life (in years)	5.2	4.0	4.0
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.46%	4.29%	4.58%

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

	SAR Awards At
	Grant Date	December 31,
	2006	2006
Expected volatility	66.09%	51.63%
Expected life (in years)	4.0	3.5
Expected dividend yield	—	—
Risk-free interest rate	5.00%	4.59%

Expected Life and Volatility

The Company has insufficient historical data as a publicly traded company to compute either a specific expected life or expected volatility for its awards. Therefore, the Company identified a group of similar entities, based on industry, size, and other factors (the “Peer Group”), to provide comparative data to determine these inputs. The Company elected to utilize the 50th percentile of the Peer Group’s expected lives and the average of the median volatility of the Peer Group over the expected life and historical volatility of the Company’s common stock over the period of time that it has been publicly traded as appropriate inputs to the Black-Scholes and Binomial models.

Risk-free Interest Rate

The risk-free interest rate was interpolated based on a weighted average of the implied yield on U.S. Treasury zero-coupon issues commensurate with the estimated expected life in effect at the valuation date.

Expected Dividend Yield

The Company used an expected dividend rate of 0%, since certain debt covenants prohibit the payment of dividends by the Company.

Estimate of Forfeitures

During 2008, 2007 and 2006, estimated forfeitures were primarily based on historical forfeiture data on the Company’s share-based award programs.

IPO Conversion of Awards

In connection with the IPO, all awards outstanding under the Virgin Mobile USA, LLC option plans and agreements and the 2002 and 2006 SAR Plans were converted into non-qualified stock options of the Company, exercisable for shares of the Company’s Class A common stock. All restricted stock unit awards outstanding under the Virgin Mobile USA, LLC 2007 Restricted Stock Unit Plan were converted into restricted shares of the Company’s Class A common stock. All vesting provisions and maximum terms under the various plans were unchanged, and all accrued liabilities were transferred from Virgin Mobile USA, LLC to the Company and recorded in additional paid-in-capital.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Stock Options

The following table summarizes the Company’s stock option award activity during 2008:

	Shares under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2007	4,144,982	$14.07
Granted	931,892	1.32
Exercised	—	—
Forfeited/Canceled	(994,749)	15.86

Outstanding at December 31, 2008	4,082,125	10.72	4.05	$—

Vested or expected to vest at December 31, 2008	3,962,046	10.57	4.61	—

Exercisable at December 31, 2008	2,235,867	12.54	3.09	—

The weighted-average per share grant-date fair value of options granted during 2008 and 2007 was $0.85 and $6.61, respectively. The total fair value of stock options vested during 2008 and 2007 was $9.3 million and $5.1 million, respectively. As of December 31, 2008, there was a total of $4.9 million of unrecognized compensation expense, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

In June 2006, the Company modified all outstanding option awards granted in 2006 and 2005 with 95 current and former employees to adjust the exercise prices to $17.45, the fair market value at the time of modification. This modification resulted in incremental compensation cost of $0.2 million, $0.2 million and $0.4 million in 2008, 2007 and 2006, respectively, with $0.1 million of unrecognized compensation cost remaining at December 31, 2008.

Restricted Stock and Restricted Stock Units

The following table summarizes the Company’s restricted stock and restricted stock unit award activity during 2008:

	Nonvested
	Restricted Stock Units		Restricted Stock
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Exercise Price Per Unit

Outstanding at December 31, 2007	810,981	$14.84	495,075	$27.22
Granted	1,152,018	3.27	—	—
Forfeited	(203,378)	15.00	(24,328)	27.83
Vested	(413,573)	15.00	(43,097)	27.83

Outstanding at December 31, 2008	1,346,048	16.24	427,650	27.83

As of December 31, 2008, the total unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock units and restricted stock was $5.5 million and $5.3 million, respectively, which is expected to be recognized over a weighted-average period of 2.1 years and 1.4 years, respectively.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

The company initiated restructuring activities during 2008 which included an acceleration of the vesting period for certain terminated employees on RSU awards granted at the time of the IPO. This acceleration of vesting resulted in incremental compensation cost of $0.4 million in 2008.

Stock Appreciation Rights

In 2005, the Company made a grant of stock appreciation rights (“2005 SARs”) to certain employees. The 2005 SARs vest at a rate of 25% on each of the first four anniversaries of May 15, 2005. The 2005 SARs will deliver cash in an amount equal to the excess, if any, of the fair market value of the units on the valuation date to the fair market value on the date of grant (the “Base Price”). The valuation date is the earliest to occur of (1) May 16, 2007, (2) the date as of which options in the Company’s option plans become exercisable for securities of an entity which is taxable as a corporation for federal income tax purposes or, (3) such other date as may be expressly permitted by the Board of Directors of the Company. The 2005 SAR value was to be paid to vested participants in installments as follows: 50% on June 29, 2007, 25% on June 30, 2008 and 25% on June 30, 2009.

On June 1, 2006, the Company modified all 2005 SARs still outstanding with 221 employees to adjust the base price to the equivalent of $17.45 per share, the fair market value at the time of modification. The total incremental cost at the time of the modification was estimated to total $0.7 million over the remaining vesting period.

In connection with the IPO, all outstanding 2005 SARs were converted to a fixed dollar cash retention plan, with the expense being recorded over the remaining service period required.

On June 1, 2006, the Company made an additional grant of SARs which vest at the rate of 25% per year from the grant date, are exercisable upon vesting, and have a maximum term of six years. The 2006 SARs will deliver cash in an amount equal to the excess, if any, of the fair market value of the units on the exercise date over the fair market value on the date of grant, up to a maximum of 300% of the fair market value on the date of grant. Effective with the IPO all outstanding 2006 SARs were converted into non-qualified stock options to purchase the same number of shares at the same exercise price.

In connection with the IPO, SAR award plans were terminated and all outstanding awards were either settled for cash or converted into options of the Company. During 2007, the Company paid $1.7 million for vested stock appreciation rights.

Performance-Based Restricted Stock Units

The following table summarizes the Company’s performance-based restricted stock unit award activity during 2008:

	Nonvested Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	—	$—
Granted	860,000	2.46

Outstanding at December 31, 2008	860,000	$2.46

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2008, the total unrecognized compensation expense, net of estimated forfeitures, for nonvested performance-based restricted stock units was $1.4 million, which is expected to be recognized over a weighted-average period of 1.8 years.

12.	Restructuring

Outsourcing Agreement

On July 3, 2008, the Company signed an outsourcing agreement with IBM (the “IBM Agreement”). Management of the Company believes that by outsourcing the development and maintenance of its information technology to IBM will enhance its technological capabilities and help to improve its product portfolio for new and existing customers. The IBM Agreement requires IBM to provide information technology services to the Company through May 15, 2013. The Company has the right, but not the obligation, to extend the IBM Agreement for one additional year, or to May 15, 2014, if certain conditions are met. The transition of the Company’s information technology and infrastructure, and applications development to the IBM service environment is expected to be completed during the first half of 2009.

In connection with the outsourcing, 46 of the Company’s employees transferred to IBM in 2008, 140 employees were terminated during the year ended December 31, 2008 and 18 employees are expected to be terminated during the three months ending March 31, 2009. In addition, the Company expects to close its facility in Walnut Creek, CA in the first half of 2009. Certain costs associated with the outsourcing are shown as restructuring expense and include charges for one-time termination benefits, contract termination fees, fixed asset related charges for disposals and other charges. One-time termination benefits include severance, completion bonuses, retention bonuses, and the associated benefits and payroll taxes. Employees that were terminated were required to remain with the Company through a specified transition period in order to be eligible to receive any one-time termination benefits.

During the year ended December 31, 2008, the Company paid $3.7 million of restructuring expenses related to the outsourcing agreement with IBM. The remaining liability of $3.6 million was included in accrued expenses at December 31, 2008. The following table summarizes the components of these charges including employee related costs, fixed asset related costs, and other associated costs.

	One-Time Termination Benefits	Fixes Asset Related	Other Associated Costs	Total
Balance at December 31, 2007	$—	$—	$—	$—
Expense incurred	7,290	387	13	7,690
Cash payments	(3,711)	—	—	(3,711)
Non-cash charges	—	(387)	(13)	(400)

Balance at December 31, 2008	$3,579	$—	$—	$3,579

The company expects to incur an additional $2.6 million of restructuring expenses in 2009 related to the outsourcing agreement with IBM, comprised of contract termination expenses of $1.6 million and employee related expenses of $1.0 million. Cash payments related to the IBM restructuring activities are expected to be approximately $5.8 million in 2009 and $0.4 million in 2010.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Restructuring related to the acquisition of Helio

In connection with the acquisition of Helio, the Company recorded a reserve for the restructuring of the Helio business. As part of the allocation of the preliminary purchase price allocation related to the acquisition of Helio, $9.6 million was recorded for closures of sales offices, kiosks, and stores and one-time benefits for certain employees of Helio who were terminated. Adjustments to the allocation of the purchase price of Helio were recorded for $1.7 million for costs associated with store and office closures and $0.6 million for one-time termination benefits for additional former Helio employees terminated as part of the integration of Helio into the Company’s business. The adjustment of the restructuring liability related to store and office closures was primarily the result of revisions to the assumption for sublease income on certain leased properties. During 2008, the Company incurred $0.6 million of restructuring expense related to one-time employee termination benefits for those employees assisting in the integration of Helio into the Company’s business. The estimated future expense to complete the restructuring actions is approximately $0.1 million, which is expected to be incurred in 2009.

The following table summarizes the changes to the restructuring reserve for the periods presented (in thousands):

	Employee related	Store and office closures	Total
Balance at August 22, 2008	$4,352	$5,277	$9,629
Adjustments to purchase price allocation	589	1,655	2,244
Expense incurred	581	—	581
Cash payments	(3,161)	(4,665)	(7,826)

Balance at December 31, 2008	$2,361	$2,267	$4,628

Cash payments related to the restructuring activity are estimated to amount to $4.1 million in 2009 and $0.6 million in 2010.

Reduction in force

In November 2008, the Company eliminated 29 positions in order to reduce operating costs in response to the deteriorating economic environment. Restructuring expense in the amount of $0.7 million was recorded during the year ended December 31, 2008 for one-time termination benefits including severance payments, salary continuation, retention bonuses, associated payroll taxes and benefits. An additional $0.2 million of expense is expected to be recognized during the first half of 2009 related to one-time termination benefits when termination dates extend into 2009.

The following table summarizes the restructuring reserve related to the reduction in force for the year ended December 31, 2008.

Employee related
Balance at December 31, 2007	$—
Expense incurred	701
Cash payments	(220)

Balance at December 31, 2008	$481

Cash payments to complete the reduction in force are expected to amount to $0.7 million during the first half of 2009.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

13.	401(k) Savings Plan

The Company maintains a 401(k) Savings Plan (the “Plan”) for its full-time employees. Each participant in the Plan may elect to contribute a portion of his or her annual compensation to the Plan subject to annual pre-tax dollar limits set by the IRS. The Plan provides for a Company match on employee contributions up to certain limits. The Company match, which totaled $0.9 million, $1.1 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively is contributed into eligible participant accounts within three months following the close of the calendar year. All contributions to the Plan are invested at the employee’s discretion and are fully vested upon contribution.

14.	Related Party Transactions

Sprint Nextel

In connection with the IPO, the Company amended its agreement with Sprint Nextel, under which Sprint Nextel provides the Company with access to its wireless voice and data services operating on the nationwide Sprint PCS network at contracted rates (the “PCS Services Agreement”), to extend the expiration date to December 31, 2027. During 2008, the Company and Sprint Nextel entered into six amendments to the PCS Services Agreement.

On March 12, 2008, the Company entered into the Second Amendment to the PCS Services Agreement with Sprint Nextel to provide that the Company would not be subject to any true-up process and the related payment obligations with respect to the fiscal year ended December 31, 2007.

On May 12, 2008, the Company entered into the Third Amendment to the PCS Services Agreement with Sprint Nextel to provide that the Company would pay Sprint Nextel at least $298 million for wireless network services, including voice, messaging and data traffic, according to a monthly payment schedule during the year ending December 31, 2008, and would receive off-peak rates for a two-hour period each weekday until (pursuant to the Fifth Amendment to the PCS Services Agreement, as described below) the closing of the acquisition of Helio. This amendment was contingent upon the Company obtaining approval from the Virgin Group to increase the lending commitment under the Revolving Credit Facility from $75 million to $100 million by June 30, 2008.

On June 27, 2008, in connection with the agreement to acquire Helio, the Company entered into the Fourth and Fifth Amendments to the PCS Services Agreement with Sprint Nextel. The Fourth Amendment to the PCS Services Agreement eliminated the requirement for the Company to secure an increase in the Virgin Group’s lending commitment under the Revolving Credit Facility from $75 million to $100 million, which had been a requirement to the continued effectiveness of the Third Amendment to the PCS Services Agreement. The Fifth Amendment to the PCS Services Agreement, which became effective upon the closing of the acquisition of Helio and superseded the Third Amendment to the PCS Services Agreement, eliminated the annual true-up process and related payment obligations, and the Company would pay Sprint Nextel a minimum of $320 million, $370 million and $420 million during the years ending December 31, 2008, 2009 and 2010, respectively, for wireless network services, including voice, messaging and data traffic. Under the Fifth Amendment there will be no minimum annual commitment for 2011 and beyond and the pricing will be based on the pricing schedule for 2010. Additionally, effective July 1, 2008, Sprint Nextel is providing the Company with a $2.50 network usage credit for each gross addition through December 31, 2009, up to a maximum of $10 million. The Company is eligible to receive this credit provided that no undisputed amounts invoiced to the Company under the PCS Services Agreement are past due.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

On December 22, 2008, the Company entered into the Sixth and Seventh Amendments to the PCS Services Agreement with Sprint Nextel. Under the terms of the Sixth Amendment, the Company’s required minimum payment for the year ended December 31, 2008 decreased from $320 million to $318 million, and Sprint Nextel provided the Company with an additional network usage credit of $2.00 for each gross addition between October 1, 2008 and December 31, 2008, which was accretive to the credit of $2.50 and not subject to the $10 million limit discussed above. During the year ended December 31, 2008, the Company recorded a credit of $7.1 million in cost of service for both network usage credits. There were no network usage credits recorded during the years ended December 31, 2007 and 2006. Under the Seventh Amendment, beginning in 2009 the Company will no longer be subject to minimum annual payments and will pay fixed rates for voice, messaging and data traffic that are lower than rates applicable in 2008. The Company may benefit from additional discounts to these rates in 2010, with the degree of discount based upon the total payments made for 2009. The Company will negotiate rates with Sprint Nextel for 2011 and beyond, but if no agreement is reached, the rates for 2010 will apply.

On February 25, 2009, the Company entered into the Eighth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Eighth Amendment, the Company’s required minimum payment for the year ended December 31, 2008 decreased from $318 million to $317.2 million.

Additionally, in connection with the IPO, the Company amended its Trademark License Agreement with Sprint Nextel to extend the expiration date to December 31, 2027. The license grants to the Company the right to use the Sprint name and logo in connection with the provision of mobile voice and data communications in the United States, the U.S. Virgin Islands and Puerto Rico, in consideration for royalties based on a percentage of gross sales, up to an annual maximum. Sprint Nextel agreed to temporarily waive its right to royalty payments for 2006. This waiver, totaling $1.3 million, was recorded as a capital contribution by the Company.

In February 2003, the Company entered into a Distribution Agreement, as amended, with Sprint Nextel which provides for a non-exclusive license to sell the Company’s products in branded retail stores under terms that are comparable with other vendor/distribution agreements of the Company. In September 2004, the Company entered into a Distribution Agreement with Sprint Nextel which provides the Company with the right to sell certain Sprint Nextel products strictly for resale to a specified third-party retail partner. Beginning in December 2006, handsets were no longer being distributed through this agreement to such third-party retail partner but rather through a direct agreement between the Company and such retail partner. The Company also provides compensation to Sprint Nextel for the sale of airtime cards, which is included in selling, general, and administrative expense.

In May 2008, the Company and Sprint Nextel amended their Master Services Agreement for wireline communication services for business operations. Under the terms of the amended Master Services Agreement, the Company agreed to pay Sprint Nextel a minimum of $1.8 million per year for 2009 and 2010 and $0.9 million in 2011.

The table below provides selected financial information related to the Company’s transactions with Sprint Nextel (in thousands):

	December 31,
	2008	2007
Due from related parties, net	$35	$94
Due to related parties	46,848	51,530

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2008	2007	2006
Net equipment and other revenue	$411	$281	$10,442
Cost of service	295,009	294,545	225,275
Selling, general and administrative	14,748	16,701	27,151
Interest expense	2,640	3,754	3,751
Other expense (income)	3,012	—	—
Contributed Capital	—	—	1,292

Tax Receivable Agreement

Sprint Nextel sold a portion of its interest in Virgin Mobile USA, LLC to the Company for $136.0 million of the net proceeds from the Company’s IPO. This consideration was based on the amount Sprint Nextel would have received if it converted such Operating Partnership interests into Class A common stock and sold such shares in the IPO. In addition, from time to time, Sprint Nextel may exchange its partnership units in the Operating Partnership for shares of the Company’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Because the Operating Partnership made an election under Section 754 of the Internal Revenue Code in 2007 the initial sale and the future exchanges by Sprint Nextel are expected to produce increases to the tax bases of the assets owned by the Operating Partnership at the time of each exchange of partnership units. These anticipated increases in tax basis would be allocated to the Company and may reduce the amount of tax that would otherwise be required to be paid in the future.

The Company entered into a Tax Receivable Agreement with Sprint Nextel that provides for the payment to Sprint Nextel the amount of the cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis. For purposes of the Tax Receivable Agreement, cash savings in income tax generally will be computed by comparing the Company’s income tax liability (assuming no contribution of net operating losses by the Virgin Group) to the amount of such taxes that would have been required to be paid if (1) there had been no increase to the tax basis of the assets of the Operating Partnership allocable to the Company as a result of the initial sale and the future exchanges, (2) the Company had not entered into the Tax Receivable Agreement and (3) the Virgin Group had not contributed any net operating losses. This amount will be adjusted under the terms of the Tax Receivable Agreement to the extent that the aggregate hypothetical value of benefits contributed by both Virgin Group and Sprint Nextel exceeds the actual cash savings from such benefits. The Tax Receivable Agreement will remain in effect until all such tax benefits have been utilized or have expired.

Although the Company is not aware of any issue that would cause the IRS to challenge the tax basis increases or other tax benefits arising under the Tax Receivable Agreement, Sprint Nextel will not reimburse the Company for any payments previously made if such basis increases or other benefits were later not allowed, although the amount of any tax savings subsequently disallowed will reduce any future payments otherwise owed to Sprint Nextel. As a result, in such circumstances the Company could make payments to Sprint Nextel under the Tax Receivable Agreement in excess of actual cash tax savings. While the actual amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of exchanges, the amount and timing of the taxable income generated by the Company in the future, the use of net operating loss carryovers and the portion of payments under the Tax Receivable Agreement constituting imputed interest and increases in the tax basis of the Company’s assets resulting in payments to Sprint Nextel, the Company expects that during the term of the Tax Receivable Agreement, the payments made to Sprint Nextel would be substantial. Assuming no material changes in the relevant tax law and that the Company earns sufficient taxable

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

income to realize the full tax benefit of the increased amortization of the assets, it is expected that future payments to Sprint Nextel in respect of the initial purchase of interests of Virgin Mobile USA, LLC will be approximately $120.7 million. Future payments to Sprint Nextel in respect of subsequent exchanges would be in addition to this amount and are expected to be substantial. Under the terms of the limited partnership agreement of the Operating Partnership, all distributions to fund obligations under the Tax Receivable Agreement are made to the partners pro rata in accordance with their respective percentage ownership interests in the Operating Partnership. Accordingly, every time the Company causes the Operating Partnership to make a distribution to fund the Company’s cash payment obligations to Sprint Nextel under the Tax Receivable Agreement, the Operating Partnership will be required to make a corresponding distribution to Sprint Nextel and EarthLink so long as they are limited partners. The payments to Sprint Nextel are not conditioned upon Sprint Nextel’s or its affiliates continued ownership in the Operating Partnership.

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

Prior to agreeing to engage in any business combination, sale or purchase of assets or reorganization outside the ordinary course of its business which would not constitute a change of control for purposes of the Tax Receivable Agreement and which could adversely affect the expected value of the benefits payable to Sprint Nextel under the Tax Receivable Agreement, the Company will be required to obtain the consent of Sprint Nextel, which consent may be conditioned upon an agreement by the Company to make a make-whole payment to Sprint Nextel to compensate Sprint Nextel for such reduction in benefits. Although not assured, the Company expects that the consideration that will be remitted to Sprint Nextel will not exceed the tax liability that otherwise would have been required to be paid absent the contribution by Sprint Nextel of tax attributes as a result of the Reorganization and subsequent exchanges.

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

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

exchanges). If the Company terminates the Tax Receivable Agreement, the payment and other obligations under the Tax Receivable Agreement will be accelerated and will become due and payable. Such payments could be substantial and could exceed the Company’s actual cash tax savings under the Tax Receivable Agreement.

For the year ended December 31, 2008, the Company recorded an expense of $3.0 million, in other expense (income) for the estimated payments to Sprint Nextel under this Tax Receivable Agreement. The actual amount of the payment will be determined when the Company files its 2008 federal and state income tax returns. There was no expense under this Tax Receivable Agreement for the years ended December 31, 2007 and 2006.

The Virgin Group

In connection with the IPO, the Company amended its Trademark License Agreement with the Virgin Group to extend the expiration date to December 31, 2027. The license grants to the Company the exclusive right to use the Virgin Mobile name and logo in connection with the provision of mobile voice and data communications in the United States, the U.S. Virgin Islands and Puerto Rico, in consideration for royalties based on a percentage of gross sales, up to an annual maximum. This affiliate agreed to temporarily waive its right to royalty payments for the last six months of 2006. This waiver, totaling $1.4 million, was recorded as a capital contribution by the Company.

Additionally, in April 2002 the Company entered into a Distribution Agreement, as amended, with the Virgin Group which provides for a non-exclusive license to sell the Company’s products in the affiliate’s retail stores, and also includes preferred merchandising obligations and cooperative advertising programs. During the term of the agreement, the affiliate must exclusively offer the Company’s mobile handsets as the only brand of mobile handsets sold in its retail stores. As part of the cooperative advertising program, the Company agrees to reimburse this affiliate for joint advertising expenditures based upon a specified percentage of the affiliate’s sales of the Company’s airtime cards. These amounts are included in selling, general and administrative expenses and net equipment revenue. The Company also provides compensation to this affiliate for the sale of airtime cards, which is included in selling, general, and administrative expense.

The table below provides selected financial information related to the Company’s transactions with the Virgin Group (in thousands):

	December 31,
	2008	2007
Due from related parties, net	$97	$227
Due to related parties	6,871	4,956
Related party debt (see Note 10)	51,852	45,000

	Year Ended December 31,
	2008	2007	2006
Net equipment and other revenue	$335	$381	$471
Selling, general and administrative	3,535	3,690	3,134
Interest expense	5,747	4,889	840
Other expense (income)	2,604	—	—
Contributed capital	—	—	1,400

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Tax Receivable Agreement

In connection with the IPO and the Reorganization, the Virgin Group contributed to the Company its interest in Bluebottle Investments, which resulted in the Company receiving approximately $314.3 million of net operating loss carryforwards. If utilized, the net operating loss carryforwards will reduce the amount of tax that the Company would otherwise be required to pay in the future. The Company entered into a Tax Receivable Agreement with the Virgin Group that provides for the payment to the Virgin Group the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized as a result of the utilization of these net operating loss carryforwards. The Tax Receivable Agreement payment considers the impact of Section 382 of the Internal Revenue Code which imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carryforwards to reduce its tax liability.

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

The payments made under the Tax Receivable Agreement will depend upon a number of factors, including the amount and timing of taxable income generated in the future, the use of additional amortization deductions attributable to the Company’s acquisition of units of the Operating Partnership from Sprint Nextel and the portion of payments under the Tax Receivable Agreement constituting imputed interest. Assuming no material changes in the relevant tax law and that the Company earns significant taxable income to realize the full tax benefit of the net operating losses contributed by the Virgin Group, it is expected that future payments to the Virgin Group will be approximately $128.9 million. Under the terms of the limited partnership agreement of the Operating Partnership, all distributions to fund obligations under the Tax Receivable Agreement are made to the partners pro rata in accordance with their respective percentage ownership interests in the Operating Partnership. Accordingly, every time the Company causes the Operating Partnership to make a distribution to fund the Company’s cash payment obligations to the Virgin Group under the Tax Receivable Agreement, the Operating Partnership will be required to make a corresponding distribution to Sprint Nextel and EarthLink so long as they are limited partners. The payments under the Tax Receivable Agreement are not conditioned upon the Virgin Group’s or its affiliates’ continued ownership of the Company.

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

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

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

If the Company undergoes a change in control, as defined, and does not elect to terminate the Tax Receivable Agreement as discussed below, cash savings in income tax will be computed as described above, but with the additional assumption that the Company has sufficient income in each subsequent year to utilize all of the remaining net operating losses, subject to any applicable limitations on the use of such net operating losses. Additionally, if the Company or a direct or indirect subsidiary transfers any asset to a corporation with which a consolidated tax return is not filed, the Company will be treated as having sold that asset in a taxable transaction for purposes of determining the cash savings in income tax under the Tax Receivable Agreement.

Prior to agreeing to engage in any business combination, sale or purchase of assets or reorganization outside the ordinary course of its business which would not constitute a change of control for purposes of the Tax Receivable Agreement and which could adversely affect the expected value of the benefits payable to the Virgin Group under the Tax Receivable Agreement, the Company will be required to obtain the consent of the Virgin Group, which consent may be conditioned upon an agreement to make a make-whole payment to the Virgin Group to compensate the Virgin Group for such reduction in benefits. Although not assured, the Company expects that the consideration that will be remitted to the Virgin Group will not exceed the tax liability that otherwise would have been required to be paid absent the contribution by the Virgin Group of tax attributes as a result of the Reorganization and subsequent exchanges.

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

For the year ended December 31, 2008, the Company recorded an expense of $2.6 million, in other expense (income) for the estimated payments the Virgin Group under this Tax Receivable Agreement. The actual amount of the payment will be determined when the Company files its 2008 federal and state income tax returns. There was no expense under this Tax Receivable Agreement for the years ended December 31, 2007 and 2006.

SK Telecom

With the Company’s acquisition of Helio on August 22, 2008, and the completion of the related transactions, SK Telecom became a related party. Helio had certain outstanding agreements with SK Telecom, which were transferred to the Company.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

The Company is party to a sales agreement with SK Telecom, authorizing SK Telecom to serve as an agent for the purposes of selling wireless devices in Korea (the “Sales Agreement”). Under the Sales Agreement, SK Telecom earns a commission ranging from $50 to $200 for each postpaid device sold. Either party can terminate the Sales Agreement with 30 days notice.

The Company is party to an agreement, with SK Telecom, scheduled to expire in February 2010, whereby SK Telecom agrees to provide international telecommunications services.

The Company is party to a Content License Agreement with SK Telecom that provides for a license from SK Telecom to Helio of certain content. Either party can terminate the Content License Agreement with 30 days notice.

The Company is party to a technical support agreement with SK Telecom, whereby SK Telecom provides technical and system operational support on the postpaid billing platform through December 2008.

The table below provides selected financial information related to the Company’s transactions with the SK Telecom (in thousands):

	December 31,
	2008	2007
Due to related parties	$2,119	$—
Related party debt (see Note 10)	18,148	—

	Year Ended December 31,
	2008	2007	2006
Selling, general and administrative	$1,141	$—	$—
Cost of service	959	—	—
Interest expense	630	—	—

15.	Income Tax

The components of the Company’s provision for (benefit from) income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current
Federal	$100	$291	$—
State	1,185	30	—

Total Current Taxes	$1,285	$321	$—

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

The effective income tax rate of the Company differs from the statutory rate as a result of the following items ($ in thousands):

	Year Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%
Statutory Federal income tax rate	$4,058	35.00%	$1,589	35.00%	$(12,929)	(35.00)%
Loss from entities outside reporting group, net of state taxes	—	—	—	—	6,730	18.22%
Tax Receivable Agreement	1,966	16.96%	—	—	—	—
State tax, net of federal benefit	—	—	262	5.77%	(1,024)	(2.77)%
Federal Alternative Minimum Tax	100	0.86%	291	6.40%	—	—
Other—State tax	1,185	10.22%	—	—	—	—
Valuation Allowance	(6,024)	(51.96)%	(1,821)	(40.11)%	7,223	19.55%

	$1,285	11.08%	$321	7.06%	$—	—

The Company had incurred losses which have generated net operating loss carryforwards of approximately $329 million at December 31, 2008 and $328 million at December 31, 2007 for federal and state income tax purposes. The federal income tax carryforwards are available to offset future taxable income and will expire in 2022 through 2026 if not utilized. The state income tax carryforwards are available to offset future taxable income and will expire in 2008 through 2026 if not utilized.

In the event of future ownership changes, the Company’s ability to utilize the tax benefits from its tax attributes, including net operating loss carryforwards could be substantially limited.

As of December 31, 2008 and 2007, the Company had non-current deferred tax assets of $133.4 million and $137.3 million and non-current deferred tax liabilities of $0.4 million and $0 million, respectively, resulting mainly from net operating loss carryforwards and basis difference in its investments. The Company’s deferred tax assets are comprised of the following (in thousands):

	December 31,
	2008	2007
Current deferred tax asset	$—	$—
Non current deferred tax assets:
Basis differences	—	5,088
Net operating loss carryforwards	133,092	131,363
Alternative Minimum Tax Credit	389	321
Unrealized book loss on interest rate swap	—	503
Valuation allowance	(133,117)	(137,275)

Total net deferred tax assets	$364	$—

	December 31,
	2008	2007
Current deferred tax liability	$—	$—
Non-current deferred tax liabilities:
Basis differences	(364)	—

Total net deferred tax liabilities	$(364)	$—

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

The Company has established a full valuation allowance to reduce the net deferred tax assets and tax liabilities to zero because based on available evidence it is not more-likely-than-not that the net deferred tax assets will be realized. The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized.

Following is a summary of changes in the valuation allowance for deferred tax assets as of and for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Balance beginning of period	$137,275	$173,681	$166,458
Charged to costs and expenses	—	—	7,223
Deductions	(4,158)	(36,406)	—

Balance end of period	$133,117	$137,275	$173,681

The changes to the valuation allowance in 2008 relate mainly to the basis differences in the partnership units.

In June 2006, the FASB issued FIN No. 48, which establishes a single model to address accounting for uncertain tax positions. On January 1, 2007, the Company adopted FIN 48, and as a result, recorded no unrecognized tax benefits. The Company does not believe that the amount of the liability for unrecognized tax benefits will materially change during the next year.

Unrealized tax benefits are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, expiration of the statute of limitation for the assessment of tax, case law and emerging legislation.

Tax Receivable Agreements with Related Parties

Virgin Mobile USA, Inc. has entered into Tax Receivable Agreements with both Sprint Nextel and the Virgin Group which would require payments to these parties for certain tax benefits inuring to the Company (See Note 14). The Company anticipates making a payment under these agreements for the year ended December 31, 2008 of approximately $5.6 million, although the exact amount will not be determined until the Company files its 2008 tax returns. The Company had incurred a taxable loss from the effective date of these Tax Receivable Agreements through December 31, 2007, therefore no payment was made under these Tax Receivable Agreements for the year ended December 31, 2007. Future payments under these agreements could be substantial. (See Note 14).

16.	Derivative Financial Instruments

The Company uses derivatives to manage its interest rate exposure on its debt obligations. The Company does not invest in derivative instruments for trading purposes. The Company maintained two interest rate swap contracts with two financial counterparties to hedge the variable rate exposure on the Senior Credit Agreement (See Note 10). These contracts expired on December 31, 2008. Under the terms of the interest rate swap contracts, the Company received interest at a variable rate equal to three month LIBOR and paid interest at a fixed rate, based on an aggregate notional amount of $211.8 million as of December 31, 2007. There were no interest rate swaps outstanding at December 31, 2008.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

The Company designated the swaps as cash flow hedges. The terms of the interest rate swap contract and hedged item were such that effectiveness was assessed under the change in Variable Cash Flows Method as defined in SFAS 133 Derivatives Implementation Group Issue G7, Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under the Paragraph 30 (b) When the Shortcut Method is not Applied. Under this method, hedge ineffectiveness had no impact on results of operations for the years ended December 31, 2008 and 2007.

17.	Earnings (Loss) Per Share

The following table shows information used in the calculation of basic and diluted earnings per share (in thousands):

	Year ended December 31,
	2008	2007	2006
Numerator:
Net income available to common stockholders	$6,862	$4,218	$(36,941)
Adjustment to minority interest for assumed conversion of Sprint Nextel ownership in Mobile USA, L.P. into common stock	1,439	—	—

Net income (loss) available to common stockholders—diluted	$8,301	$4,218	$(36,941)

Denominator:
Weighted average shares outstanding—basic	53,873	31,495	25,497
Stock based compensation plans	40	986	—
Sprint Nextel ownership in Virgin Mobile USA, L.P. convertible into common stock	12,059	20,730	—

Weighted average shares outstanding—diluted	65,972	53,211	25,497

The following weighted average shares were excluded from the diluted earnings per share calculation as their effect would be anti-dilutive (in thousands):

	Year ended December 31,
	2008	2007	2006
Stock based compensation plans	5,005	—	1,003
Sprint Nextel ownership in Virgin Mobile USA, L.P. convertible into common stock	—	—	23,012
SK Telecom ownership in Virgin Mobile USA, L.P. convertible into common stock	3,065	—	—
EarthLink ownership in Virgin Mobile USA, L.P. convertible into common stock	652	—	—
Series A Preferred Stock	2,121	—	—

Total excluded	10,843	—	24,015

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

18.	Commitments and Contingencies

Commitments

The Company leases its office space and certain office equipment under non-cancelable operating leases.

As of December 31, 2008, the future minimum lease payments under operating leases for real estate and equipment are as follows (in thousands):

Operating leases
2009	$6,328
2010	5,023
2011	1,013
2012	540
2013	522
Thereafter	586

$14,012

Rent expense for the years ended December 31, 2008, 2007, and 2006 was $4.1 million, $3.4 million, and $3.3 million, respectively.

Certain operating lease agreements contain provisions for rent concessions. As of December 31, 2008 and 2007, deferred rent credits totaled $0 million and $1.1 million, respectively, and were included in accrued expenses. Deferred rent credits are amortized over the respective underlying lease terms on a straight-line basis as a reduction of rent expense.

As of December 31, 2008, the Company had non-cancellable purchase obligations, excluding its outsourcing agreement with IBM, with several vendors and related parties totaling $224.4 million, of which $170.2 million represented long-term commitments. These commitments are to (1) handset vendors for minimum purchases totaling $207.4 million through December 2010, of which $165.8 million are long-term commitments and (2) third parties for royalties, services, advertising and marketing of $17.0 million through 2010, of which $4.4 million are long-term in nature.

The Company can terminate the IBM Agreement solely for convenience, although, the Company would be required to pay certain termination fees and wind-down charges. The minimum termination fee that the Company would be obligated to pay if it were to terminate the IBM Agreement during 2009 would be between $13 million and $10.8 million based on when the contract would terminate in the year. The termination fee will decrease over the life of the IBM Agreement. Wind-down charges are defined as non-cancelable lease payments, lease termination fees, certain salaries, benefits, relocation costs, severance costs relating to IBM employees that were the Company’s former employees, and certain other costs. Wind-down costs cannot be reasonably estimated at this time but could be material to the Company’s financial position if the IBM Agreement is terminated.

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

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

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

Intellectual Property Litigation

Antor Media Corp. v. Nokia, Inc., et al. On May 16, 2005, the Company was named as one of twelve defendants sued in the United States District Court for the Eastern District of Texas for alleged infringement of U.S. Patent No. 5,734,961, which pertains to a system for transmitting information from a central server to a customer over a network. The plaintiff seeks monetary damages of an amount equal to no less than a reasonable royalty, enhanced damages, attorney fees and a permanent injunction. Nine defendants have since settled. The Company filed an answer denying infringement and all other claims and have asserted patent invalidity and inequitable conduct as defenses. The Company has filed counterclaims seeking declaratory judgments of patent invalidity, unenforceability, and non-infringement. The Court stayed the action pending an ongoing reexamination of the relevant patent in the United States Patent and Trademark Office. On August 19, 2008, the Patent and Trademark Office finally rejected all claims in regard to the patent at issue. Antor Media Corp. is seeking to amend the patent claims.

Minerva Indus., Inc. v. Motorola, Inc. et al. On June 6, 2007, Minerva Indus., Inc. (“Minerva”) filed this action against Virgin Mobile USA, LLC, Helio LLC and 41 other defendants in the United States District Court for the Eastern District of Texas for alleged infringement of U.S. Patent No. 6,681,120, which relates to a mobile entertainment and communication device. The plaintiff seeks monetary damages of an amount equal to no less than a reasonable royalty, trebled for willful infringement, attorney fees and a permanent injunction. The defendants entered into a joint defense agreement and filed a joint answer to Minerva’s complaint on January 7, 2008. A new patent was issued to Minerva on the same day. Minerva filed a new action alleging infringement of the new patent. Discovery is underway. A claim construction hearing has been scheduled for January 6, 2010, with a trial scheduled to begin on June 7, 2010.

Electronic Data Systems Corp. v. Online Wireless, Inc. et al. On February 4, 2008, Electronic Data Systems (“EDS”) filed suit against the Company and five other providers of prepaid wireless services. The lawsuit alleges that the defendants have infringed on two EDS patents, each of which sets forth a system and method that allows a consumer to use a personal computer or ATM machine to purchase prepaid telephone services electronically using funds debited from a designated financial account. EDS seeks an injunction, damages, and costs. The defendants have entered into a joint defense agreement. Discovery is set to commence in September 2009. A claim construction hearing has been scheduled for March 9, 2011, and a trial date of August 1, 2011. The Company is seeking indemnification from several sources.

Intellect Wireless, Inc. v. T-Mobile USA, Inc., et al. On February 28, 2008, Intellect Wireless, Inc. filed a complaint against the Company, Helio, Inc. and two other defendants in the United States District Court for the Northern District of Illinois for alleged infringement, contributory infringement, or induced infringement of United States Patent Nos. 7,257,210, 7,305,076, and 7,266,186. The plaintiff alleges that the Company directly or indirectly infringed the patents by offering wireless plans, packages, and services that include Caller ID, picture messaging, and multimedia messaging services, which it asserts are covered under the subject patents. The plaintiff requests damages equal to no less than a reasonable royalty, attorneys’ fees, and a permanent injunction. The Company has entered into a joint defense agreement with the other defendants in the matter and are seeking indemnification from several sources. Discovery is underway and fact discovery cutoff is set for August 31, 2009.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

MetroPCS Wireless, Inc. v. Virgin Mobile USA, L.P. On September 19, 2008 MetroPCS Wireless, Inc. (“MetroPCS”) filed a declaratory judgment action in the United States District Court for the Northern District of Texas relating to a program pursuant to which MetroPCS reprograms, or “reflashes,” non-MetroPCS handsets for use on the MetroPCS wireless network. In a letter dated July 2, 2008 and subsequent correspondence, the Company demanded that MetroPCS cease and desist from reflashing the Company’s handsets. The complaint seeks a judgment declaring, should MetroPCS reflash any of the Company’s handsets: (1) that the Company has no valid Lanham Act trademark infringement claim; (2) that the Company has no trademark dilution claim; (3) that an exemption to the Digital Millennium Copyright Act preempts contractual terms between the Company and the Company’s customers that prohibit handset reflashing; and (4) that MetroPCS has not tortiously interfered with the Company’s contractual relations or prospective business relations. On October 30, 2008, the Company filed an answer and counterclaims against MetroPCS. The parties engaged in mediation on January 22, 2009, without reaching agreement. On February 3, 2009, MetroPCS filed a motion for partial summary judgment. On February 23, 2009, the Company filed an opposition to MetroPCS’s motion and cross-moved for partial summary judgment.

Technology Patents LLC v. Deutsche Telekom, A.G. et al. On November 9, 2007, Technology Patents LLC (“Technology Patents”) filed suit against Helio and other defendants, alleging infringement of two patents that detail a method of delivering text messages internationally using the Internet as a packet-switched network to reach a broadcast mobile network in the destination country. Technology Patents seeks a permanent injunction enjoining the defendants’ international text or SMS messaging operations and capabilities in the United States, including an order requiring Helio and other carriers to disable international text messaging in the United States. Technology Patents also seeks damages for past infringement equal to at least a reasonable royalty plus interest and costs. The defendants moved to dismiss the complaint. On August 29, 2008, the Court issued an order denying the motion to dismiss. Discovery is underway and is scheduled to conclude in August 2009, with a claims construction hearing scheduled for December 15, 2009.

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

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

remitted to the government, and damages flowing from the alleged failure to file with the FCC and communicate to the public the non-applicability of the Communications Excise Tax. Plaintiffs also seek attorneys’ fees and costs. Subject to consolidation, this action has been stayed.

Ballas v. Virgin Mobile USA, LLC, Virgin Mobile USA, Inc. and Virgin Media, Inc. The Company has been named as a defendant in a putative class action lawsuit commenced on May 21, 2007 in the Supreme Court of the State of New York, Nassau County, brought on behalf of a purported class of individuals who purchased Virgin Mobile brand handsets within the State of New York. The complaint named the Company, Virgin Mobile USA, LLC, and Virgin Media, Inc. (which was subsequently dismissed voluntarily from the lawsuit) as defendants. The complaint alleges that defendants failed to disclose, on both their websites and on the retail packaging of Virgin Mobile brand handsets, the replenishment or “Top-Up” requirements (the periodic minimum payments required to keep an account active) and the consequences of failing to adhere to them, and further alleges that the retail packaging implies that no such requirements exist. The plaintiff asserts two causes of action, one for breach of contract and one for deceptive acts and practices and misleading advertising under New York General Business Law §§ 349 and 350. The Court granted the Company’s motion to dismiss for failure to state a cause of action. On July 7, 2008, the plaintiff initiated an appeal. Following briefing, the appellate court is expected to schedule a hearing on the appeal. Briefing is complete, and oral argument was heard on February 2, 2009.

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

Lockyear v. Virgin Mobile USA, Inc. and Virgin Mobile USA, L.P. On July 10, 2008, two plaintiffs initiated a purported class action lawsuit against the Company in California state court alleging (1) breach of contract, (2) violations of the California Consumer Legal Remedies Act, (3) violation of California’s Unfair Competition Law, (4) unauthorized telephone charges in violation of California’s Public Utilities Code, (5) violation of California’s Computer Crime Law, (6) unjust enrichment, and (7) trespass to chattels. The allegations relate to allegedly improper billing by the Company for allegedly unwanted services provided by third party content providers. Plaintiffs seek compensatory and punitive damages, attorneys’ fees, costs, and injunctive and declaratory relief. The Company is investigating the allegations and seeking indemnification from several sources. The Company will defend itself vigorously against the lawsuit. On December 16, 2008, the Company filed a demurrer. Argument was heard on February 20, 2009, and the demurrer was overruled.

Conrad v. Virgin Mobile USA, Inc. and Flycell, Inc. On July 29, 2008, a plaintiff initiated a purported class action lawsuit against the Company and another defendant in Illinois state court, alleging breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The allegations, which are nearly identical to those raised in the Lockyear matter filed in California state court, allege improper billing for unwanted services provided by third party content providers. Plaintiff seeks actual, consequential, and compensatory damages, as well as injunctive, statutory and/or declaratory relief. The Company is investigating the allegations and seeking indemnification from several sources. The Company will defend vigorously against the lawsuit. On December 16, 2008, the Company moved to dismiss the complaint. The matter was referred to a magistrate judge and, on January 27, 2009, a status conference was held. The motion to dismiss was denied without prejudice pending limited discovery, after which the Company may seek leave to renew the motion to dismiss.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

Botts v. Virgin Mobile USA, Inc. and Virgin Mobile USA, L.P. On July 22, 2008, a plaintiff initiated a purported class action lawsuit against the Company in Florida State Court alleging breach of contract. The allegations, which are nearly identical to those raised in the Lockyear matter filed in California state court, relate to allegedly improper billing for allegedly unwanted services provided by third party content providers. Plaintiff seeks actual, consequential, and compensatory damages, as well as injunctive statutory and/or declaratory relief. The Company is investigating the allegations and seeking indemnification from several sources. The Company will defend vigorously against the lawsuit. On December 16, 2008, the Company moved to dismiss the complaint. As of this filing, no briefing schedule on the motion has been set.

Shivers v. Virgin Mobile USA, Inc., M-Qube, Inc. and Flycell, Inc. On August 29, 2008, a plaintiff initiated a purported class action lawsuit against the Company and other defendants in California state court alleging (1) breach of contract, (2) violations of the California Consumer Legal Remedies Act, (3) violation of California’s Unfair Competition Law, (4) violation of California’s Public Utility Code, (5) unjust enrichment, and (6) tortious interference with a contract. The allegations, which are nearly identical to those raised in the Lockyear matter also pending in California state court, allege improper billing for alleged unwanted services provided by third party content providers. Plaintiffs seek actual, consequential and compensatory damages, as well as injunctive, statutory and/or declaratory relief. The Company is investigating the allegations and seeking indemnification from several sources. The Company will defend vigorously against the lawsuit. On December 16, 2008, the Company filed a demurrer. Oral argument was heard on March 3, 2009. The demurrer has been taken under submission.

E911 Litigation

Commonwealth of Kentucky v. Virgin Mobile USA, LP. On October 14, 2008, the Commonwealth of Kentucky filed a complaint in state court seeking to recover e911 charges that it alleges were owed through July 2006. The Company filed an answer and counterclaims on January 15, 2009. The Commonwealth answered the counterclaims on February 2, 2009, and has served discovery requests.

TracFone Wireless, Inc. and Virgin Mobile USA, L.P. v. Commission on State Emergency Communications. On June 20, 2008, following administrative proceedings, the Texas Commission on State Emergency Communications adopted, with minor modifications, a decision by an administrative law judge holding that state e911 fees apply to prepaid wireless carriers under Texas law. On July 10, 2008, the Company jointly filed with another prepaid carrier a petition for rehearing, which the Commission rejected. On August 21, 2008, the Company filed a joint Petition for Judicial Review in Texas state court. A briefing schedule has not yet been set.

Virgin Mobile USA, LLC v. Arizona Department of Revenue. The Company pursued an informal review process with the Arizona Department of Revenue to resolve the issue of whether e911 fees were owed under Arizona law. The Company was unsuccessful in advancing its position through the informal review process. The Company is now pursuing formal review with the Office of Administrative Hearings. A hearing was held February 17, 2009. A decision will issue following post-hearing briefing.

Securities Litigation

Plaintiffs filed two class-action federal lawsuits, one in the District of New Jersey and the other in the Southern District of New York, against the Company, certain of the Company’s officers and directors, and other defendants. The suits alleged that the prospectus and registration statement filed pursuant to the Company’s IPO contained materially false and misleading statements in violation of the Securities Act of 1933, as amended (the “Securities Act”), and additionally alleged that at the time of the IPO the Company was aware, but did not disclose, that results for the third quarter of 2007 indicated widening losses and slowing customer growth trends.

Virgin Mobile USA, Inc.

Notes to Consolidated Financial Statements

On January 7, 2008, the Company filed a motion to consolidate all cases in the United States District Court for the Southern District of New York for pre-trial purposes. On April 7, 2008, the United States Judicial Panel on Multidistrict Litigation granted the motion and consolidated the cases in the District of New Jersey. On March 17, 2008, the district court judge in the New Jersey matter appointed the New Jersey plaintiffs as lead plaintiffs for the litigation. Plaintiffs filed a consolidated amended complaint on May 16, 2008. On July 15, 2008, the Company filed a motion to dismiss the amended complaint. Plaintiffs filed an opposition brief on October 6, 2008 and the Company filed a reply brief on November 5, 2008. On March 9, 2009, the court issued a ruling from the bench denying the Company’s motion to dismiss the case.

19.	Quarterly Data (unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008 (1)	December 31, 2008

Operating revenue (2)	$330,017	$319,864	$326,533	$347,079
Operating income (loss)	16,603	19,981	14,086	$(2,681)
Net income (loss)	4,749	3,546	4,067	$(4,417)
Net income (loss) available to common stockholders	4,749	3,546	3,734	$(5,167)
Earnings (loss) per share—basic (3)	$0.09	$0.07	$0.07	$(0.09)
Earnings (loss) per share—diluted (3)	$0.07	$0.07	$0.07	$(0.12)

	Three Months Ended
	March 31, 2007	June 30, 2007 (4)	September 30, 2007 (4)	December 31, 2007 (4)

Operating revenue (2)	$342,173	$330,697	$322,825	$329,728
Operating income (loss)	32,559	21,006	6,871	(2,635)
Net income (loss)	19,172	7,140	(7,381)	(14,713)
Net income (loss) available to common stockholders	19,172	7,140	(7,381)	(14,713)
Earnings (loss) per share—basic (3)	$0.74	$0.28	$(0.29)	$(0.30)
Earnings (loss) per share—diluted (3)	$0.38	$0.14	$(0.29)	$(0.30)

(1)	During the three months ended September 30, 2008, the Company recorded a reduction to selling, general and administrative expense of approximately $1 million for an out of period adjustment which management believes was immaterial to the financial statements for all periods affected.

(2)	Effective October 1, 2008, the Company elected to change its accounting policy related to the collection of USF contributions from a net basis to a gross basis. This change was applied retrospectively. The impact of this change in accounting policy was an increase to net service revenue and cost of service of $2,859, $3,109, $3,321 and $3,199 for the first, second, third and fourth quarters of 2007. USF collections included in revenue and USF remittances included in cost of service are $3,226, $2,460, $3,348 and $4,244 for the first, second, third and fourth quarters of 2008, respectively (See Note 3).

(3)	The sum of the quarterly earnings (loss) per share may not equal the annual earnings (loss) per share due to the changes in the weighted average number of shares outstanding during the year.

(4)	In the second and third quarters of 2007, the Company recorded an estimated true-up for network charges from Sprint Nextel of $0.5 million and $3.4 million, respectively, all of which was reversed in the fourth quarter of 2007, primarily as a result of an amendment to the PCS services agreement.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Virgin Mobile USA, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 6, 2009 appearing in the 2008 Annual Report to Shareholders of Virgin Mobile USA, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 6, 2009

Virgin Mobile USA, Inc.

Schedule II—Valuation and Qualifying Accounts

Three Years Ended December 31, 2008

(in thousands)

	December 31,
	2008	2007	2006
Allowance for doubtful accounts
Balance on the beginning of the period	$610	$471	$1,515
Charged to operating expenses	4,453	202	375
Other (1)	1,282	(63)	(1,419)

Balance at the end of the period	$6,345	$610	$471

(1)	Amounts written off as uncollectible, payments or recoveries.