Form 10-Q
period 2009-03-31
Virgin Mobile USA, Inc.
filed 2009-05-11
CIK 1396546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of each of the registrant’s classes of common stock outstanding as of April 30, 2009 was as follows:
Class A common stock, par value $0.01 per share	65,025,441
Class B common stock, par value $0.01 per share	2
Class C common stock, par value $0.01 per share	115,062

Virgin Mobile USA, Inc.

Form 10-Q

For the quarterly period ended March 31, 2009

Virgin Mobile USA, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$22,475	$12,030
Accounts receivable, less allowances of $4,878 at March 31, 2009 and $6,345 at December 31, 2008	46,124	64,737
Due from related parties	86	132
Other receivables	6,438	12,993
Inventories	109,406	132,410
Prepaid expenses and other current assets	24,496	21,563

Total current assets	209,025	243,865

Property and equipment	186,224	183,058
Accumulated depreciation and amortization	(141,700)	(133,888)

Property and equipment - net	44,524	49,170
Acquired intangible assets - net	47,417	49,903
Goodwill	11,368	11,487
Other assets	11,480	12,643

Total assets	$323,814	$367,068

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59,994	$96,365
Due to related parties	40,440	55,838
Accrued expenses and other current liabilities	93,036	112,842
Deferred revenue	130,559	136,367
Current portion of long-term debt	26,395	26,395

Total current liabilities	350,424	427,807
Long-term debt	164,180	170,779
Related party debt	80,000	70,000
Due to related parties	10,626	—
Other liabilities	364	2,365

Total liabilities	605,594	670,951

Commitments and contingencies (See Note 11)
Series A convertible preferred stock, par value $0.01 and stated value $1,000 per share - 50,000 shares authorized issued and outstanding at December 31, 2008	—	50,000
Equity:
Virgin Mobile USA, Inc. stockholders’ equity:
Series A convertible preferred stock, par value $0.01 and stated value $1,000 per share - 51,500 shares authorized, issued and outstanding at March 31, 2009	1	—
Class A common stock, par value $0.01 per share - 200,000,000 shares authorized, and 65,019,312 shares issued and outstanding, net of 39,161 treasury shares at March 31, 2009, and 64,709,646 shares issued and outstanding, net of 37,560 treasury shares at December 31, 2008	650	647
Class C common stock, par value $0.01 per share - 999,999 shares authorized, and 115,062 shares issued and outstanding at March 31, 2009 and December 31, 2008	1	1
Class B common stock, par value $0.01 per share - 2 shares authorized, issued and outstanding at March 31, 2009 and 1 share authorized, issued and outstanding at December 31, 2008	—	—
Additional paid-in-capital	443,676	390,637
Accumulated deficit	(733,446)	(746,915)

Total Virgin Mobile USA, Inc. stockholders’ equity	(289,118)	(355,630)
Noncontrolling interest	7,338	1,747

Total equity	(281,780)	(353,883)

Total liabilities and equity	$323,814	$367,068

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating revenue
Net service revenue	$318,099	$306,990
Net equipment and other revenue	19,189	23,027

Total operating revenue	337,288	330,017

Operating expenses
Cost of service (exclusive of depreciation and amortization)	95,590	86,718
Cost of equipment	79,391	105,018
Selling, general and administrative (exclusive of depreciation and amortization)	115,050	113,000
Restructuring	751	—
Depreciation and amortization	10,298	8,678

Total operating expenses	301,080	313,414

Operating income	36,208	16,603

Other expense (income)
Interest expense	5,590	9,390
Interest income	(3)	(51)

Total interest expense - net	5,587	9,339
Other expense	10,632	2,080

Total other expense - net	16,219	11,419

Income before income tax expense	19,989	5,184
Income tax expense	929	435

Net income	19,060	4,749
Less: Net income attributable to the noncontrolling interest	5,591	—

Net income attributable to Virgin Mobile USA, Inc.	13,469	4,749
Preferred stock dividends	99	—

Net income available to Virgin Mobile USA, Inc. common stockholders	$13,370	$4,749

Net income	$19,060	$4,749
Other comprehensive loss:
Loss on interest rate swap	—	(2,263)

Comprehensive income	19,060	2,486
Comprehensive income attributable to the noncontrolling interest	5,591	—

Total comprehensive income attributable to Virgin Mobile USA, Inc.	$13,469	$2,486

Basic and diluted earnings per share information:
Net income available to Virgin Mobile USA, Inc. common stockholders - basic	$0.21	$0.09
Net income available to Virgin Mobile USA, Inc. common stockholders - diluted	$0.19	$0.07
Weighted average common shares outstanding - basic	64,515	52,757
Weighted average common shares outstanding - diluted	70,399	64,828

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating Activities
Net income	$19,060	$4,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,298	8,678
Amortization of deferred financing costs	212	298
Non-cash charges for stock-based compensation	3,043	3,421
Provision for uncollectible accounts receivable	151	—
Changes in assets and liabilities:
Accounts receivable	18,462	10,206
Due from related parties	46	163
Other receivables	6,555	222
Inventories	23,004	13,414
Prepaid expenses and other assets	(1,982)	(6,101)
Accounts payable	(36,371)	(31,607)
Due to related parties	(4,772)	14,634
Deferred revenue	(5,808)	(364)
Accrued expenses and other liabilities	(21,688)	(1,086)

Net cash provided by operating activities	10,210	16,627

Investing Activities
Capital expenditures	(3,166)	(6,241)

Net cash used in investing activities	(3,166)	(6,241)

Financing Activities
Repayment of long-term debt	(6,599)	(8,167)
Additional borrowing of related party debt	10,000	—
Net change in book cash overdraft	—	(1,983)
Other	—	(250)

Net cash provided by (used in) financing activities	3,401	(10,400)

Net increase (decrease) in cash and cash equivalents	10,445	(14)
Cash and cash equivalents at beginning of year	12,030	19

Cash and cash equivalents at end of period	$22,475	$5

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Condensed Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

		Virgin Mobile USA, Inc. stockholders’ equity
	Total	Preferred Stock		Common Stock Class A and C		Additional Paid-in- Capital	Accumulated Deficit	Noncontrolling interest

		Shares	Amount	Shares	Amount
Balance at December 31, 2008	$(353,883)	—	$—	64,825	$648	$390,637	$(746,915)	$1,747
Issuance of common stock for compensation plans	—	—	—	311	3	(3)	—	—
Treasury stock - Class A common stock	—	—	—	(2)	—	—	—	—
Amortization of non-cash compensation expense	3,043	—	—	—	—	3,043	—	—
Reclassification of Series A preferred stock to equity	50,000	50	1	—	—	49,999	—	—
Issuance of Series A preferred stock for dividend payment	—	2	—	—	—	—	—	—
Net income	19,060	—	—	—	—	—	13,469	5,591

Balance at March 31, 2009	$(281,780)	52	$1	65,134	$651	$443,676	$(733,446)	$7,338

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Overview and Basis of Presentation

Overview

Virgin Mobile USA, Inc. (the “Company”) is a mobile virtual network operator, commonly referred to as an MVNO, offering prepaid, or pay-as-you-go, and, following the acquisition of Helio LLC (“Helio”) in August 2008, postpaid wireless communications services, including voice, data, and entertainment content, without owning a wireless network. The Company uses the “Virgin Mobile” name and logo under license from Virgin Enterprises Ltd. (together with its affiliated entities, the “Virgin Group”). The Company offers its services over the nationwide Sprint PCS network under the terms of the PCS Services Agreement between the Company and Sprint Nextel Corporation (together with its affiliated entities, “Sprint Nextel”). The Company conducts its business within one operating segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include annual disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented on a basis consistent with the Company’s historical audited financial statements and accompanying notes for the year ended December 31, 2008, except for the adoption of Statement of Financial Accounting Standards (“FAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”), which was required to be applied retrospectively for presentation and disclosure requirements (see Note 2). The financial statements provided herein should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Effective October 1, 2008, the Company elected to change the method of accounting for regulatory fees and tax surcharges, primarily Federal and State Universal Service Fund (“USF”) contributions from a net basis to a gross basis in the statement of operations. The impact of this change in accounting policy was to increase net service revenue and cost of service by $3.2 million for the three months ended March 31, 2008. This change in accounting principle did not change previously reported operating income or net income for the three months ended March 31, 2008.

Liquidity

The Company has incurred substantial cumulative net losses and cumulative negative cash flows from operations since inception, and has negative Virgin Mobile USA, Inc. stockholders’ equity of $289.1 million, negative working capital of $141.4 million and non-current debt of $244.2 million as of March 31, 2009. The Company makes significant initial cash outlays to acquire new customers in the form of handset and other subsidies. The Company has been incurring increasing costs to maintain its current customers through the sale of replacement handsets at a loss to the Company. Management expects these costs to be funded primarily through service revenue generated from the Company’s existing customer base and, when necessary, borrowings under its related party subordinated secured revolving credit facility (the “Revolving Credit Facility”). Although it is difficult for the Company to predict future liquidity requirements with certainty, based on the Company’s current level of operations, together with expected cash generated from operations and borrowing capacity under the Revolving Credit Facility, management believes that the Company has the ability to finance its projected operating, investing and financing requirements for existing operations and planned customer growth through at least March 31, 2010. As of April 30, 2009, the Company had borrowings under the Revolving Credit Facility of $72.5 million and if necessary, the Company could borrow an additional $62.5 million under the Revolving Credit Facility. The Company’s ability to make scheduled payments of principal, to pay interest on or to refinance indebtedness and to satisfy other obligations, including obligations under the PCS Services Agreement with Sprint Nextel, as well as the Company’s ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond the Company’s control. Any obligations under the Tax Receivable Agreements with the Virgin

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Group and Sprint Nextel are expected to be funded from available cash flow generated by the Company’s taxable earnings. Management does not anticipate issuing debt specifically to fund any obligations that may arise under the Tax Receivables Agreements. Management also believes that obligations under all related party agreements will be required to be satisfied with cash from operations or financed through the Company’s Revolving Credit Facility. If the Company materially underperforms relative to its operating plan, and the Revolving Credit Facility and cash flow from operations become insufficient to allow the Company to meet its obligations, the Company is committed to taking certain alternative actions that could include reducing customer acquisitions, inventory purchases, planned capital expenditures, marketing costs and other variable costs, and extending the payment for certain liabilities within contractual terms with vendors. If the Company’s operations do not generate sufficient positive operating cash flows, the Company may require additional capital to fund its operations or growth, to take advantage of expansion or acquisition opportunities, and to develop new products to compete effectively in the marketplace. In order to meet future liquidity needs, the Company may seek additional increases in its borrowing capacity under the Revolving Credit Facility, seek to raise additional funds, through public or private debt or equity financing to support operations, reduce anticipated capital expenditures and restructure debt repayment obligations. The Company’s third party senior secured credit agreement (the “Senior Credit Agreement”), is payable in installments, with a balloon payment of $151.0 million due in December 2010. The Revolving Credit Facility also matures in December 2010. Additional funds, however, may not be available to the Company on commercially reasonable terms when required, or at all, and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to existing stockholders. There is no assurance management will be successful in achieving its operating plan or would be able to implement alternative actions or obtain additional borrowing capacity on acceptable terms.

The Senior Credit Agreement and Revolving Credit Facility require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio. Based on projected operating results and financial position, the Company expects to remain in compliance with the required covenants through at least March 31, 2010. If the Company does not meet these covenants, its borrowing availability under the Revolving Credit Facility could be eliminated and outstanding borrowings under the Senior Credit Agreement and the Revolving Credit Facility could become due.

2.	Recently Issued and Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No.157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Partial Deferral of the Effective Date of FASB Statement No. 157, which provided a deferral of the effective date to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of FAS 157 on January 1, 2009 for nonfinancial assets and liabilities did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R requires the acquiring entity in a business combination to recognize all (and only) assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of FAS 141R on January 1, 2009, did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued FAS 160, which states that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, but separate from stockholders’ equity, in the consolidated financial statements. FAS 160 also requires disclosure on the face of the statement of operations of those amounts of consolidated net income attributable to both parent and noncontrolling interest. The adoption of FAS 160 on January 1, 2009 changed the presentation of the noncontrolling interest in the Company’s balance sheet, statement of operations, and statement of cash flows, and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. The presentation and disclosure requirements of FAS 160 were applied retrospectively to all prior periods presented.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities, including criteria for when to recognize an impairment through earnings versus other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 requires additional disclosures only and will not impact the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies FAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

3.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Handsets and accessories	$63,187	$68,994
Handset inventory on consignment	42,047	60,122
Refurbished handsets	4,172	3,294

	$109,406	$132,410

4.	Goodwill and Intangible Assets

The Company has goodwill and acquired intangible assets resulting from the acquisition of Helio. As of March 31, 2009 and December 31, 2008 goodwill was $11.4 million and $11.5 million, respectively. The $0.1 million decrease to goodwill is the result of a decrease in certain accrued liabilities related to the acquisition of Helio. The following table reflects other acquired intangible assets and the related accumulated amortization by major class (in thousands):

	March 31, 2009			December 31, 2008
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customers relationships	$32,880	4,323	28,557	$32,880	2,455	30,425
Acquired technology	20,420	1,560	18,860	20,420	942	19,478

	$53,300	$5,883	$47,417	$53,300	$3,397	$49,903

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization expense for other acquired intangible assets was $2.5 million for the three months ended March 31, 2009 and is included in depreciation and amortization. Amortization expense is estimated based on expected annual cash flows and is estimated to be $7.4 million for the remainder of 2009, and $11.8 million, $10.3 million, $8.6 million, and $5.0 million for the years ending December 31, 2010, 2011, 2012 and 2013, respectively.

5.	Series A Convertible Preferred Stock

As of February 23, 2009, each share of the Series A Convertible Preferred Stock (the “Series A Preferred Stock”) became mandatorily convertible into 117.64706 shares of the Company’s Class A common stock, at the earlier of (1) August 22, 2012 and (2) such time as the market price of the Company’s Class A common stock exceeds $8.50 per share. The Series A Preferred Stock is also convertible at the option of the holder on or after February 22, 2010. Following the approval of the conversion feature by the stockholders on February 23, 2009, the Series A Preferred Stock is reflected in equity in the Company’s balance sheet.

The Series A Preferred Stock issued on August 22, 2008 carries a cumulative 6% annual dividend payable semi-annually, which is paid in additional shares of Series A Preferred Stock at the stated value of $1,000 per share. In February 2008, the Company’s Board of Directors declared a dividend on the Series A Preferred Stock, which the Company paid on March 31, 2009 by issuing 1,500 shares of Series A Preferred Stock on a pro-rata basis to the holders of the Series A Preferred Stock.

6.	Stock-Based Compensation

Stock Options

The following table summarizes the Company’s stock option award activity during the three months ended March 31, 2009:

	Shares under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2008	4,082,125	$10.72	4.05
Granted	—	—
Exercised	—	—
Forfeited/canceled	(115,141)	15.93

Outstanding at March 31, 2009	3,966,984	10.57	4.86	$207

Vested and expected to vest at March 31, 2009	3,683,539	10.24	5.10	207

Exercisable at March 31, 2009	2,222,078	12.51	3.12	—

The Company did not grant any stock options during the three months ended March 31, 2009. The weighted-average per share grant-date fair value of options granted during the three months ended March 31, 2008 was $5.29. The total fair value of stock options vested during the three months ended March 31, 2009 and 2008 was $0.5 million and $5.4 million, respectively. As of March 31, 2009, there was a total of $4.0 million of unrecognized compensation expense, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock and Restricted Stock Units

The following table summarizes the Company’s restricted stock and restricted stock unit award activity during the three months ended March 31, 2009:

	Nonvested
	Restricted Stock Units		Restricted Stock
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	1,346,048	$16.24	427,650	$27.83
Granted	4,072,000	1.06	—	—
Forfeited	(72,632)	5.23	(1,601)	27.83
Vested	(21,550)	7.16	—	—

Outstanding at March 31, 2009	5,323,866	2.18	426,049	27.83

As of March 31, 2009, the total unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock units and restricted stock was $7.3 million and $4.3 million, respectively, which is expected to be recognized over a weighted-average period of 2.5 years and 1.2 years, respectively.

Performance-Based Restricted Stock Units

The following table summarizes the Company’s nonvested performance-based restricted stock unit award activity during the three months ended March 31, 2009:

	Nonvested Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	860,000	$2.46
Granted	—	—
Forfeited	—	—
Vested	(286,666)	2.46

Outstanding at March 31, 2009	573,334	2.46

As of March 31, 2009, the total unrecognized compensation expense for nonvested performance-based restricted stock units was $1.4 million, which is not expected to be recognized based on management’s current expectation that the required performance targets will not be achieved.

7.	Restructuring

Information Technology Outsourcing Agreement

On July 3, 2008, the Company signed an outsourcing agreement with IBM (the “IBM Agreement”). Management of the Company believes that outsourcing the development and maintenance of its information technology, and development of its infrastructure and applications to IBM will enhance its technological capabilities and help to improve its product portfolio for new and existing customers. As a result of the IBM Agreement, 46 of the Company’s employees transferred to IBM in 2008, 140 employees were terminated during 2008 and 9 employees were terminated during the three months ending March 31, 2009.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2009, the Company incurred $0.3 million of restructuring expenses and had cash payments of $1.5 million for restructuring expenses as a result of the IBM Agreement. The remaining liability of $2.4 million was included in accrued expenses at March 31, 2009. The following table summarizes the activity in the restructuring reserve related to the IBM Agreement for the three months ended March 31, 2009 (in thousands):

Employee related
Balance at December 31, 2008	$3,579
Expense incurred	326
Cash payments	(1,501)

Balance at March 31, 2009	$2,404

The Company expects to incur an additional $2.1 million of restructuring expenses in 2009 as a result of the IBM Agreement, comprised of contract termination expenses of $1.6 million and employee related expenses of $0.5 million. Future cash payments related to restructuring activities as a result of the IBM Agreement are expected to be approximately $4.1 million in 2009 and $0.4 million in 2010.

Restructuring related to the acquisition of Helio

In connection with the acquisition of Helio, the Company recorded a reserve for the restructuring of the Helio business. During the three months ended March 31, 2009, the Company incurred $0.2 million of restructuring expense related to one-time employee termination benefits for those employees assisting in the integration of Helio into the Company’s business and had cash payments of $2.2 million for restructuring expenses. The remaining liability of $2.7 million was included in accrued expenses at March 31, 2009. The following table summarizes the activity in the restructuring reserve related to the acquisition of Helio for the three months ended March 31, 2009 (in thousands):

	Employee related	Store and office closures	Total
Balance at December 31, 2008	$2,361	$2,267	$4,628
Expense incurred	179	10	189
Cash payments	(1,624)	(540)	(2,164)

Balance at March 31, 2009	$916	$1,737	$2,653

The Company expects to incur an additional $0.1 million of restructuring expense in both the remainder of 2009 and 2010, respectively, related to the restructuring of Helio. Additional cash payments related to the restructuring activity are estimated to amount to $2.3 million in 2009 and $0.6 million in 2010.

Reduction in force

In 2008, the Company eliminated 29 positions in order to reduce operating costs in response to the deteriorating economic environment. Restructuring expense in the amount of $0.2 million was recorded during the three months ended March 31, 2009 and cash payments were $0.4 million for one-time termination benefits, retention bonuses,

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

associated payroll taxes and benefits. The remaining liability of $0.3 million was included in accrued expenses at March 31, 2009. The following table summarizes the activity in the restructuring reserve related to the reduction in force for three months ended March 31, 2009 (in thousands):

Employee related
Balance at December 31, 2008	$481
Expense incurred	236
Cash payments	(420)

Balance at March 31, 2009	$297

Additional cash payments to complete the reduction in force are expected to amount to $0.3 million during 2009.

8.	Related Party Transactions

Sprint Nextel

On February 25, 2009, the Company entered into the Eighth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Eighth Amendment, the Company’s required minimum payment for the year ended December 31, 2008 decreased from $318 million to $317.2 million.

On April 7, 2009, the Company entered into the Ninth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Ninth Amendment, effective April 1, 2009, the Company pays fixed, lower rates for domestic network usage for each minute of use each month exceeding a base amount. Beginning January 1, 2010, the Company will pay a fixed rate for messages, regardless of volume, and will no longer be eligible to receive a discount for messaging rates in 2010 based on aggregate payments for all usage during 2009. Also beginning January 1, 2010, the Company will be eligible to receive a discount to existing rates for data services relative to aggregate payments for all usage during 2009.

The table below provides selected financial information related to the Company’s transactions with Sprint Nextel (in thousands):

	March 31, 2009	December 31, 2008
Due from related parties	$83	$35
Due to related parties	37,159	46,848

	Three months ended March 31,
	2009	2008
Net equipment and other revenue	$188	$89
Cost of service	73,396	67,285
Selling, general and administrative	3,523	4,555
Interest expense	25	1,092
Other expense	3,799	869

Tax Receivable Agreement

Sprint Nextel sold a portion of its interest in Virgin Mobile USA, LLC to the Company for $136.0 million of the net proceeds from the Company’s initial public offering (“IPO”) in October 2007. In addition, from time to time, Sprint Nextel may exchange its partnership units in Virgin Mobile USA, L.P. for shares of the Company’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

reclassifications. Virgin Mobile USA, L.P. intends to make an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of partnership units for shares occurs. The initial sale and future exchanges by Sprint Nextel are expected to result in increases in the tax basis of the assets owned by Virgin Mobile USA, L.P. at the time of each exchange of partnership units. These anticipated increases in the tax basis will be allocated to the Company and may reduce the amount of tax that would otherwise be required to be paid in the future. The Company entered into a Tax Receivable Agreement with Sprint Nextel that provides for the payment to Sprint Nextel the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis. For the three months ended March 31, 2009 and 2008, the Company recorded an expense of $3.8 million and $0.9 million, respectively, in other expense for the estimated payments to Sprint Nextel under this Tax Receivable Agreement. The actual amount of the payment will be determined when the Company files its federal and state income tax returns for each year.

The Virgin Group

The table below provides selected financial information related to the Company’s transactions with the Virgin Group (in thousands):

	March 31, 2009	December 31, 2008
Due from related parties	$—	$97
Due to related parties	11,522	6,871
Related party debt	59,259	51,852

	Three months ended March 31,
	2009	2008
Net equipment and other revenue	$—	$51
Selling, general and administrative	849	943
Interest expense	1,573	1,553
Other expense	6,827	1,211

Tax Receivable Agreement

In connection with the initial public offering and reorganization transactions completed in October 2007, the Virgin Group contributed to the Company its interest in Bluebottle USA Investments L.P., which resulted in the Company receiving approximately $314.3 million of net operating loss carryforwards. If utilized, the net operating loss carryforwards will reduce the amount of tax that the Company would otherwise be required to pay in the future. The Company entered into a Tax Receivable Agreement with the Virgin Group that provides for the payment to the Virgin Group the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized as a result of the utilization of these net operating loss carryforwards. The Tax Receivable Agreement payment considers the impact of Section 382 of the Internal Revenue Code which imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carryforwards to reduce its tax liability. For the three months ended March 31, 2009 and 2008, the Company recorded an expense of $6.8 million and $1.2 million, respectively, in other expense for the estimated payments the Virgin Group under this Tax Receivable Agreement. The actual amount of the payment will be determined when the Company files its federal and state income tax returns for each year.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

SK Telecom

The table below provides selected financial information related to the Company’s transactions with SK Telecom Co., Ltd. and its affiliated entities (“SK Telecom”) (in thousands):

	March 31, 2009	December 31, 2008
Due from related parties	$3	$—
Due to related parties	2,385	2,119
Related party debt	20,741	18,148

	Three months ended March 31,
	2009	2008
Net equipment and other revenue	$(57)	$—
Selling, general and administrative	908	—
Cost of service	492	—
Interest expense	333	—

9.	Income Tax

The Company accounts for income taxes in accordance with the provisions of FAS No. 109, Accounting for Income Taxes, which requires that deferred income taxes be determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Valuation allowances are used to reduce deferred tax assets to the extent that their realization is not more likely than not.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory rates and tax planning opportunities and includes the effects, if any, of uncertain tax positions accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The estimated annual effective tax rate for 2009 is 3.8%. This effective rate is the result of certain state tax jurisdictions not allowing utilization of net operating loss carryforwards and includes certain jurisdictions which subject the Company to tax based on modified gross receipts.

Significant or unusual items are separately recognized in the quarter in which they occur. The Company has recorded federal and state tax expense for the three months ended March 31, 2009 and 2008 of $0.9 million and $0.4 million, respectively.

The Company has entered into Tax Receivable Agreements with both Sprint Nextel and the Virgin Group which would require payments to these parties for certain tax benefits inuring to the Company. The Company expects to make payments under these agreements for the year ending December 31, 2009 (see Note 8).

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.	Earnings Per Share

The following table shows information used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended March 31,
	2009	2008
Numerator:
Net income attributable to Virgin Mobile USA, Inc. common stockholders - diluted	$13,370	$4,749
Adjustment for Series A Preferred Stock dividends	99	—

Net income attributable to Virgin Mobile USA, Inc. common stockholders - diluted	$13,469	$4,749

Denominator:
Weighted average shares outstanding – basic	64,515	52,757
Stock based compensation plans	—	12
Sprint Nextel ownership in Virgin Mobile USA, L.P. convertible into Class A common stock	—	12,059
Series A Preferred Stock convertible into Class A common stock	5,884	—

Weighted average shares outstanding – diluted	70,399	64,828

The following weighted average shares were excluded from the diluted earnings per share calculation as their effect would be anti-dilutive (in thousands):

	Three months ended March 31,
	2009	2008
Stock based compensation plans	7,826	5,392
Sprint Nextel ownership in Virgin Mobile USA, L.P. convertible into Class A common stock	12,059	—
EarthLink, Inc. ownership in Virgin Mobile USA, L.P. convertible into Class A common stock	1,807	—

Total excluded	21,692	5,392

11.	Commitments and Contingencies

Contingencies

The Company is subject to legal and regulatory proceedings and claims arising in the normal course of business. The Company assesses its potential liability by analyzing litigation and regulatory matters using available information. Views are developed on estimated losses in consultation with outside counsel assisting the Company with these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. The Company accrues a liability for the matters discussed below if it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. Should developments in any of these matters cause a change in the Company’s determination regarding an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on the Company’s results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

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

Intellect Wireless, Inc. v. T-Mobile USA, Inc., et al. On February 28, 2008, Intellect Wireless, Inc. filed a complaint against the Company, Helio, Inc. and two other defendants in the United States District Court for the Northern District of Illinois for alleged infringement, contributory infringement, or induced infringement of United States Patent Nos. 7,257,210, 7,305,076, and 7,266,186. The plaintiff alleges that the Company directly or indirectly infringed the patents by offering wireless plans, packages, and services that include Caller ID, picture messaging, and multimedia messaging services, which it asserts are covered under the subject patents. The plaintiff requests damages equal to no less than a reasonable royalty, attorneys’ fees, and a permanent injunction. The Company has entered into a joint defense agreement with the other defendants in the matter and is seeking indemnification from several sources. The parties are currently engaged in discovery which is scheduled to be completed by August 31, 2009.

MetroPCS Wireless, Inc. v. Virgin Mobile USA, L.P. On September 19, 2008 MetroPCS Wireless, Inc. (“MetroPCS”) filed a declaratory judgment action in the United States District Court for the Northern District of Texas relating to a program pursuant to which MetroPCS reprograms, or “reflashes,” non-MetroPCS handsets for use on the MetroPCS wireless network. In a letter dated July 2, 2008 and subsequent correspondence, the Company demanded that MetroPCS cease and desist from reflashing the Company’s handsets. The complaint seeks a judgment declaring, should MetroPCS reflash any of the Company’s handsets: (1) that the Company has no valid Lanham Act trademark infringement claim; (2) that the Company has no trademark dilution claim; (3) that an exemption to the Digital Millennium Copyright Act preempts contractual terms between the Company and the Company’s customers that prohibit handset reflashing; and (4) that MetroPCS has not tortiously interfered with the Company’s contractual relations or prospective business relations. On October 30, 2008, the Company filed an answer and counterclaims against MetroPCS. The parties engaged in mediation on January 22, 2009, without reaching agreement. On February 3, 2009, MetroPCS filed a motion for partial summary judgment. On February 23, 2009, the Company filed an opposition to MetroPCS’s motion and cross-moved for partial summary judgment. MetroPCS filed an opposition on March 30, 2009 and Virgin Mobile USA, L.P. filed a reply on April 30, 2009. The Company will vigorously contest this matter.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Technology Patents LLC v. Deutsche Telekom, A.G. et al. On November 9, 2007, Technology Patents LLC (“Technology Patents”) filed suit against Helio and other defendants, alleging infringement of two patents that detail a method of delivering text messages internationally using the Internet as a packet-switched network to reach a broadcast mobile network in the destination country. Technology Patents seeks a permanent injunction enjoining the defendants’ international text or SMS messaging operations and capabilities in the United States, including an order requiring Helio and other carriers to disable international text messaging in the United States. Technology Patents also seeks damages for past infringement equal to at least a reasonable royalty plus interest and costs. The defendants moved to dismiss the complaint. On August 29, 2008, the Court issued an order denying the motion to dismiss. Discovery is underway and is scheduled to conclude in August 2009, with a claims construction hearing scheduled for December 15, 2009. The Company will vigorously defend the lawsuit.

Dicam, Inc. v. Sprint Nextel Corp., et al. On March 6, 2009, Dicam, Inc. (“Dicam”) filed a complaint against the Company and eleven other defendants in the United States District Court for the Western District of Virginia for alleged infringement, contributory infringement, or induced infringement of United States Patent No. 4,884,132. The patent allegedly infringed pertains to the transmission of an image of an object near a portable unit to a remote receiving station and preservation of the image of the object and an identification of the portable transmitting unit and time at the receiving station. Dicam seeks damages no less than a reasonable royalty, attorneys’ fees and other relief. The Company is seeking indemnification from several sources. An answer to the complaint is due on May 21, 2009.

Emsat Advanced Geo-Location Technology, LLC, et al. v. Virgin Mobile USA, L.P. et al. On April 1, 2009, Emsat Advanced Geo-Location Technology, LLC (“Emsat”) filed a complaint against the Company and eight other defendants in the United States District Court for the Eastern District of Texas for alleged infringement, contributory infringement, or induced infringement of U.S. Patent Nos. 5,946,611, 6,423,404, 6,847,822 and 7,289,763. The patents allegedly infringed relate to a cellular telephone system that uses positioning of a mobile unit to make call-management decisions. Emsat seeks damages, attorneys’ fees and other relief. The Company is seeking indemnification from several sources. An answer to the complaint is due on May 25, 2009.

Matter of Certain Wireless Communications Devices and Components Thereof. On April 27, 2009, SPH America, LLC amended a complaint pending in the International Trade Commission to add the Company. The complaint alleges infringement of certain patents pertaining to CDMA 2000 technology found in Kyocera handsets. The investigation was published in the Federal Register on May 4, 2009, and discovery has been served on certain parties, not including the Company. The Company’s defense costs are being paid for by Kyocera Wireless.

Trade Secret Litigation

BrandPort, Inc. v. Virgin Mobile USA, LLC. In June 2006, BrandPort, Inc. (“BrandPort”) sued Virgin Mobile USA, LLC in the Chancery Division of New Jersey Superior Court, Somerset County. BrandPort alleged that, in developing the Company’s “Sugar Mama” program, the Company misappropriated trade secrets and confidential information and breached a nondisclosure agreement. BrandPort seeks compensatory damages for the Company’s alleged use of its trade secrets and confidential information. BrandPort lost motions for both a temporary restraining order and a preliminary injunction in 2006. Following discovery, the Company filed a motion for summary judgment, which was granted in its entirety on July 14, 2008, dismissing all of Brandport’s claims. BrandPort filed a notice of appeal. In March 2009, the parties entered into an agreement settling the matter, and the appeal was dismissed with prejudice.

Class Action Litigation

Belloni et al v. Verizon Communications et al. The Company is one of twelve telecommunications carriers named as defendants in a class action lawsuit brought on behalf of a purported class of long distance telephone customers. The amended class action complaint filed in October 2006 in the United States District Court for the Southern District of New York alleges that the defendants unlawfully collected and remitted money to the Internal Revenue Service in the guise of an excise tax that the plaintiffs assert was inapplicable to the services provided. On January 16, 2007, the Judicial Panel on Multidistrict Litigation conditionally transferred the action to the United States District Court for the District of Columbia for coordinated or consolidated pretrial proceedings with related actions. Plaintiffs seek compensatory, statutory and punitive damages in an amount not specified. Plaintiffs generally claim that defendants are liable for the full amount collected from customers and remitted to the government, and damages flowing from the alleged failure to file with the FCC and communicate to the public the non-applicability of the Communications Excise Tax. Plaintiffs also seek attorneys’ fees and costs. This action has been stayed subject to consolidation.

Ballas v. Virgin Mobile USA, LLC, Virgin Mobile USA, Inc. and Virgin Media, Inc. The Company has been named as a defendant in a putative class action lawsuit commenced on May 21, 2007 in the Supreme Court of the State of New York, Nassau County, brought on behalf of a purported class of individuals who purchased Virgin Mobile brand

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

handsets within the State of New York. The complaint named the Company, Virgin Mobile USA, LLC, and Virgin Media, Inc. (which was subsequently dismissed voluntarily from the lawsuit) as defendants. The complaint alleges that defendants failed to disclose, on both their websites and on the retail packaging of Virgin Mobile brand handsets, the replenishment or “Top-Up” requirements (the periodic minimum payments required to keep an account active) and the consequences of failing to adhere to them, and further alleges that the retail packaging implies that no such requirements exist. The plaintiff asserts two causes of action, one for breach of contract and one for deceptive acts and practices and misleading advertising under New York General Business Law §§ 349 and 350. The Court granted the Company’s motion to dismiss for failure to state a cause of action. On July 7, 2008, the plaintiff initiated an appeal, for which oral argument was heard on February 2, 2009. On March 10, 2009, the appellate court issued a unanimous decision affirming the dismissal. On April 9, 2009, the appellant filed a petition for rehearing and on April 15, 2009 the Company filed an opposition to the petition for rehearing.

Nevels v. AT&T Mobility LLC et al. The Company is one of seven defendants named in a class action lawsuit filed on May 14, 2008 in the United States District Court for the Southern District of Mississippi. Plaintiffs seek compensatory damages, restitution, attorneys’ fees, and other costs under the Communications Act of 1934 based on their allegations that the defendants improperly (1) prohibit customers from disabling text messaging services and (2) charge customers for receipt of unsolicited text messages. On August 29, 2008, the Company filed a motion to dismiss the complaint. Plaintiffs failed to respond to the motion, and on September 25, 2008, the Company submitted a Proposed Order to the Court dismissing the complaint. On March 30, 2009, the court entered an order of dismissal.

Lockyear v. Virgin Mobile USA, Inc. and Virgin Mobile USA, L.P. On July 10, 2008, two plaintiffs initiated a purported class action lawsuit against the Company in California state court alleging (1) breach of contract, (2) violations of the California Consumer Legal Remedies Act, (3) violation of California’s Unfair Competition Law, (4) unauthorized telephone charges in violation of California’s Public Utilities Code, (5) violation of California’s Computer Crime Law, (6) unjust enrichment, and (7) trespass to chattels. The allegations relate to allegedly improper billing by the Company for allegedly unwanted services provided by third party content providers. Plaintiffs seek compensatory and punitive damages, attorneys’ fees, costs, and injunctive and declaratory relief. The Company is investigating the allegations and seeking indemnification from several sources. On December 16, 2008, the Company filed a demurrer. Argument was heard on February 20, 2009, and the demurrer was overruled. On April 16, 2009, the Company filed an answer to the complaint. The Company will vigorously defend the lawsuit.

Conrad v. Virgin Mobile USA, Inc. and Flycell, Inc. On July 29, 2008, a plaintiff initiated a purported class action lawsuit against the Company and another defendant in Illinois state court, alleging breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The allegations, which are nearly identical to those raised in the Lockyear matter filed in California state court, allege improper billing for unwanted services provided by third party content providers. Plaintiff seeks actual, consequential, and compensatory damages, as well as injunctive, statutory and/or declaratory relief. The Company is investigating the allegations and seeking indemnification from several sources. On December 16, 2008, the Company moved to dismiss the complaint. The matter was referred to a magistrate judge and, on January 27, 2009, a status conference was held. The motion to dismiss was denied without prejudice pending limited discovery, after which the Company may seek leave to renew the motion to dismiss. The Company will vigorously defend the lawsuit.

Botts v. Virgin Mobile USA, Inc. and Virgin Mobile USA, L.P. On July 22, 2008, a plaintiff initiated a purported class action lawsuit against the Company in Florida State Court alleging breach of contract. The allegations, which are nearly identical to those raised in the Lockyear matter filed in California state court, relate to allegedly improper billing for allegedly unwanted services provided by third party content providers. Plaintiff seeks actual, consequential, and compensatory damages, as well as injunctive statutory and/or declaratory relief. The Company is investigating the allegations and seeking indemnification from several sources. On December 16, 2008, the Company moved to dismiss the complaint. As of this filing, no briefing schedule on the motion has been set. The Company will vigorously defend the lawsuit.

Shivers v. Virgin Mobile USA, Inc., M-Qube, Inc. and Flycell, Inc. On August 29, 2008, a plaintiff initiated a purported class action lawsuit against the Company and other defendants in California state court alleging (1) breach of contract, (2) violations of the California Consumer Legal Remedies Act, (3) violation of California’s Unfair Competition

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Law, (4) violation of California’s Public Utility Code, (5) unjust enrichment, and (6) tortious interference with a contract. The allegations, which are nearly identical to those raised in the Lockyear matter also pending in California state court, allege improper billing for alleged unwanted services provided by third party content providers. Plaintiffs seek actual, consequential and compensatory damages, as well as injunctive, statutory and/or declaratory relief. The Company is investigating the allegations and seeking indemnification from several sources. On December 16, 2008, the Company filed a demurrer which was overruled on March 3, 2009. On March 19, 2009, the Company filed an answer to the complaint. The Company will vigorously defend the lawsuit.

E911 Litigation

Commonwealth of Kentucky v. Virgin Mobile USA, LP. On October 14, 2008, the Commonwealth of Kentucky filed a complaint in state court seeking to recover E911 charges that it alleges were owed through July 2006. The Company filed an answer and counterclaims on January 15, 2009. The Commonwealth answered the counterclaims on February 2, 2009. Discovery is underway.

TracFone Wireless, Inc. and Virgin Mobile USA, L.P. v. Commission on State Emergency Communications. On June 20, 2008, following administrative proceedings, the Texas Commission on State Emergency Communications adopted, with minor modifications, a decision by an administrative law judge holding that state E911 fees apply to prepaid wireless carriers under Texas law. On July 10, 2008, the Company jointly filed with another prepaid carrier a petition for rehearing, which the Commission rejected. On August 21, 2008, the Company filed a joint Petition for Judicial Review in Texas state court. Briefing of the appeal is set to conclude on August 15, 2009.

Virgin Mobile USA, LLC v. Arizona Department of Revenue. The Company pursued an informal review process with the Arizona Department of Revenue to resolve the issue of whether E911 fees were owed under Arizona law. The Company was unsuccessful in advancing its position through the informal review process. The Company is now pursuing formal review with the Office of Administrative Hearings. A hearing was held February 17, 2009. The Company filed a post-hearing brief on March 19, 2009. A decision will issue following post-hearing briefing.

Securities Litigation

Plaintiffs filed two class-action federal lawsuits, one in the District of New Jersey and the other in the Southern District of New York, against the Company, certain of the Company’s officers and directors, and other defendants. The suits alleged that the prospectus and registration statement filed pursuant to the Company’s IPO contained materially false and misleading statements in violation of the Securities Act of 1933, as amended, and additionally alleged that at the time of the IPO the Company was aware, but did not disclose, that results for the third quarter of 2007 indicated widening losses and slowing customer growth trends. On January 7, 2008, the Company filed a motion to consolidate all cases in the United States District Court for the Southern District of New York for pre-trial purposes. On April 7, 2008, the United States Judicial Panel on Multidistrict Litigation granted the motion and consolidated the cases in the District of New Jersey. On March 17, 2008, the district court judge in the New Jersey matter appointed the New Jersey plaintiffs as lead plaintiffs for the litigation. Plaintiffs filed a consolidated amended complaint on May 16, 2008. On July 15, 2008, the Company filed a motion to dismiss the amended complaint. Plaintiffs filed an opposition brief on October 6, 2008 and the Company filed a reply brief on November 5, 2008. On March 9, 2009, the court issued an order denying the Company’s motion to dismiss the case.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2009 and the related footnotes included elsewhere in this quarterly report, and with our annual report on From 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 9,2009. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those discussed in Item 1A. Risk Factors, in Part II.

Unless we state otherwise or the context otherwise requires the terms (1) “we”, “us” and “our” refer to Virgin Mobile USA, Inc., and its consolidated subsidiaries; (2) the “Operating Partnership” refers to Virgin Mobile USA, L.P., the principal operating entity for our business; (3)”Sprint Nextel” refers to Sprint Nextel Corporation, a Kansas corporation, and its affiliated entities; (4) the “Virgin Group” refers to Virgin Group Holdings Limited, a British Virgin Islands company and its affiliated entities; and (5) “SK Telecom” refers to SK Telecom Co., Ltd., a company organized under the laws of the Republic of Korea, and its affiliated entities.

Company Overview

We are a leading national provider of wireless communications services, offering prepaid services and, following the acquisition of Helio LLC, or Helio, postpaid services targeted at the youth market. Our customers are attracted to our products and services because of our flexible terms, easy to understand and value-oriented pricing structures, stylish handsets offered at affordable prices and relevant mobile data and entertainment content. Our prepaid product and service offerings have no annual contract or credit check and we attract a wide range of customers, approximately half of whom are ages 35 and under. Our voice and data plans allow our customers to talk, use text messaging, picture messaging, email and instant messaging on a per usage basis or according to the terms of our monthly hybrid plans. Following the acquisition of Helio on August 22, 2008, we began to offer postpaid voice and data plans, some with two-year contracts, for both individuals and families. As of March 31, 2009, we served 5.25 million customers, a 2.4% decrease from the 5.38 million customers we served as of December 31, 2008.

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

We operate in the highly competitive and regulated wireless communications industry. The primary bases of competition in our industry are the prices, types and quality of products and services offered. As the wireless communications industry continues to grow and consolidate, we continually reassess our business strategies and their impact on our operations. In 2009 we are focusing on improving profitability and cash generated from operations by attracting new customers and retaining current customers with our competitively priced hybrid monthly plans. To accomplish our goals and compete with the monthly hybrid offers currently in the marketplace, we put cost saving initiatives in place and rethought our value proposition, features and pricing of service offers and handsets. Actions we are taking to accomplish our strategy include introducing our new monthly hybrid plans, discussed below, and pricing our handsets to attract new and existing customers who are less likely to churn. We expect these strategies to continue in the future. We continually monitor the impact of handset prices and service offers on the profile of our new customers, the behavior of our existing customers and our financial performance. We will make adjustments to our pricing strategy accordingly, including potentially lowering or raising handset prices and updating our service offers.

We earn revenues primarily from the sale of wireless voice and mobile data services, along with the sale of handsets through third party retail locations, our website and our call center, “Virgin Mobile At Your Service”. Our services are available through a variety of different pricing plans, including flat rate and monthly plans that offer the benefits of long-term contract-based wireless plans with the flexibility of pay-as-you-go services. Following the acquisition of Helio in August 2008, we began to offer postpaid voice and data plans, with two-year contracts, for both individuals and families. In April 2009, we began to offer new pricing plans which are designed to improve the competitiveness and value of our offers to our customers, including lowering the price of our “Totally Unlimited”

nationwide calling plan to $49.99 per month and introducing new “Texter’s Delight” plans, one of which offers unlimited text, IM, email, photo and video messaging. We believe that the flexibility and competitive price points of these plans will help us retain customers and stimulate growth. Further, we believe the value and flexibility of our products and services are increasingly attractive to budget-conscious consumers during challenging economic times. Beginning in April 2009, subscribers of certain of our monthly plans are eligible for “Pink Slip Protection,” in which we will waive up to three months of monthly charges if the customer becomes unemployed, subject to certain requirements. We continue to assess the various competitive offers and pricing actions in the marketplace and will continue to monitor the offers and pricing actions our competitors take to assure that our offers remain competitive.

The United States economy is in a recession and capital markets are currently undergoing a period of unprecedented volatility. While we believe that the challenging economic environment makes the value and flexibility of our plans more attractive to consumers, our management believes that if the economic environment continues to be unfavorable in comparison to the prior years in which we have operated and negatively affects consumer spending, our handset and data sales, usage rates and results of operations may be adversely affected. In such circumstances, we and our competitors might be compelled to offer our products and services at lower prices, which may have a negative impact on operating income. Reduced revenues as a result of decreased consumer spending would also reduce our working capital for planned retail distribution improvements, otherwise hinder our ability to improve our stock performance and might necessitate cost saving measures.

In November 2008, we received letters of non-compliance from the New York Stock Exchange, or NYSE, notifying us that the price of our Class A common stock had fallen below the required minimum share price and our total market capitalization had fallen below the minimum market capitalization requirement. In April 2009, we received notice from the NYSE that as of March 31, 2009, the 30-day average price of a share of our Class A common stock was above $1.00, restoring compliance with the minimum share price requirement for NYSE continued listed standards. To return to compliance for the market capitalization standard, the NYSE requires us to have an average total market capitalization above $100 million for two consecutive quarters. Our average total market capitalization for the first quarter of 2009 was approximately $83 million. We have until May 2010 to comply with the market capitalization standard and we are subject to periodic review by the NYSE during this period.

PCS Services Agreement

We purchase wireless network services at a fixed price from Sprint Nextel under the terms of the PCS Services Agreement which runs through 2027. On February 25, 2009, we entered into the Eighth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Eighth Amendment, our minimum required payment for the year ended December 31, 2008 decreased from $318 million to $317.2 million.

On April 7, 2009, we entered into the Ninth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Ninth Amendment, effective April 1, 2009, we pay fixed, lower rates for domestic network usage for each minute of use each month exceeding a base amount. Beginning January 1, 2010, we will pay a fixed rate for messages, regardless of volume, and will no longer be eligible to receive a discount for messaging rates in 2010 based on aggregate payments for all usage during 2009. Also beginning January 1, 2010, we will be eligible to receive a discount to existing rates for data services relative to aggregate payments for all usage during 2009.

Restructuring Activities

Information Technology Outsourcing Agreement

During 2008, we signed an outsourcing agreement with IBM, or the IBM Agreement, in which we agreed to outsource the development and maintenance of our information technology, and development of our infrastructure and applications to IBM. As a result of the IBM Agreement, 46 of our employees transferred to IBM in 2008, 140 employees were terminated during 2008 and 9 employees were terminated during the three months ending March 31, 2009. Restructuring expenses as a result of the IBM Agreement included one-time termination benefits, including severance, completion bonuses, retention bonuses, and the associated benefits and payroll taxes, contract termination fees, fixed asset related charges for disposals, and other charges. During the three months ended March 31, 2009, we recorded $0.3 million of restructuring expenses related to employee charges. We estimate we will incur additional restructuring charges of approximately $2.1 million during the remainder of 2009, comprised of contract termination expenses of $1.6 million and employee related expenses of $0.5 million.

Cash payments related to restructuring activities as a result of the IBM Agreement were $1.5 million during the three months ended March 31, 2009 and are expected to be approximately $4.1 million during the remainder of 2009 and $0.4 million in 2010. The transition of our information technology, infrastructure and applications development to the IBM service environment is expected to be completed during the second quarter of 2009. Beginning this year, we anticipate average annual savings of approximately $12 million over the remaining term of the IBM Agreement.

Restructuring related to the acquisition of Helio

In connection with the acquisition of Helio, we recorded a reserve for the restructuring of the Helio business, including closures of sales offices, kiosks, and stores and one-time benefits for certain employees of Helio who were terminated. During the three months ended March 31, 2009, we incurred $0.2 million of restructuring expense related to one-time employee termination benefits for those employees assisting in the integration of Helio into our business. The estimated future expense to complete the restructuring actions is approximately $0.2 million, including $0.1 million which is expected to be incurred during the remainder of 2009 and $0.1 million in 2010. Cash payments related to the Helio restructuring activities were $2.2 million during the three months ended March 31, 2009 and are expected to be approximately $2.3 million and $0.6 million during the remainder of 2009 and in 2010, respectively.

Reduction in Force

In 2008, we eliminated 29 positions in order to reduce operating costs in response to the deteriorating economic environment. Restructuring expense in the amount of $0.2 million was recorded during the three months ended March 31, 2009 for one-time termination benefits including severance payments, retention bonuses, associated payroll taxes and benefits. Cash payments related to the reduction in force were $0.4 million during the three months ended March 31, 2009 and are expected to be approximately $0.3 million during the remainder of 2009.

Seasonality

While not as pronounced as prior years, our business experiences some seasonality that is driven by the traditional retail selling periods such as the fourth quarter holiday season, during which, we have typically generated a higher level of gross additions due to increased consumer spending. Additionally, our first quarter has typically reflected a relatively low level of churn, due in part to the impact of the relatively high level of new customers added in the prior quarter and the way in which we measure our prepaid churn, as we do not consider a prepaid customer to have churned until there has been 150 days of account inactivity (for postpaid, except for returns within 30 days, the churn is recorded when the customer disconnects). As a result, our net customer additions have been favorably impacted in both the fourth quarter and the first quarter of the following year.

The seasonality we have experienced in the past was reflected in our financial statements, where the higher subsidies in the third and fourth quarters to support fourth quarter customer acquisitions had a negative impact on our operating income and cash generated from operations during those quarters. The greater the number of customer acquisitions we were able to achieve in the latter part of the year, the greater the temporary negative impact on Adjusted EBITDA and cash generated from operations, however, such additional customers’ future cash flows were expected to increase our value in the longer term. Also, our CPGA has typically been lower in the fourth quarter, reflecting the seasonality of our gross additions. The extent to which we continue to experience this seasonality in our business will depend upon economic conditions, our customer and offer mix, and activity in the marketplace, including ours and that of our competitors.

Results of Operations

Key Performance Metrics

We utilize the following key performance metrics used in the wireless communications industry to manage and assess our financial performance. These metrics include gross additions, churn, net customer additions, end-of-period customers, Adjusted EBITDA, Adjusted EBITDA margin, Average Revenue Per User, or ARPU, Cash Cost Per User, or CCPU, Cost Per Gross Addition, or CPGA and Free Cash Flow (for information on Free cash flow see “Liquidity and Capital Resources”). Trends in key performance metrics such as ARPU, CCPU, and CPGA will depend upon the scale of our business as well as the dynamics in the marketplace and our success in implementing our strategies. The following table provides a summary of these key performance metrics for the periods indicated and the trends in each of these metrics are discussed below:

	Three months ended March 31,
	2009	2008
Gross additions	630,259	795,575
Churn	4.8%	5.1%
Net customer additions	(133,292)	17,772
End-of-period customers	5,247,018	5,103,658
Adjusted EBITDA (in thousands)	$49,543	$28,702
Adjusted EBITDA margin	15.6%	9.3%
ARPU	$20.08	$20.14
CCPU	$12.79	$12.22
CPGA	$104.72	$115.59
Free Cash Flow (in thousands)(1)	$7,044	$10,386

(1)	See Liquidity and Capital resources for discussion of results.

Gross additions represents the number of new customers who activated an account during a period or, in the case of postpaid, the number of new or existing customers who entered into a new long-term contract (rather than an extension of an existing contract), unadjusted for churn during the same period. In measuring gross additions, we begin with account activations and exclude returns, customers who have reactivated and fraudulent activations. Returns include “remorse returns” for our postpaid offers, within 30 days of activation, and retailer returns for our prepaid offers, with the timing dependent on the retailer’s policy. These adjustments are applied in order to arrive at a more meaningful measure of our customer growth. Gross additions for the three months ended March 31, 2009 were approximately 0.6 million, as compared to 0.8 million for the same period last year. The decline primarily reflects the impact from expanding competitive pressure throughout the quarter, in key markets and nationwide, the continued economic recession and its impact on consumer behavior and our planned strategy to focus on acquiring high-value customers. The integration of Helio is enabling us to offer more advanced data services on handsets such as the Ocean 2, which we began to offer this quarter. This should help us to continue to attract higher-value customers who have been bringing in significantly higher than average data usage and ARPU. Our improved handset offerings, along with the flexibility and competitive pricing on our restructured and expanded suite of offers, including our “Totally Unlimited” for $49.99 nationwide voice offer and our “Texter’s Delight” data offers, both launched in April 2009, are expected to have a positive impact on our position in the marketplace. The specific level of our gross additions in the future will depend, in part, on the level of competitive activity and customer movement in the marketplace, along with the availability of attractive new offers and handset technology. Gross additions will also continue to be impacted by the seasonality of our business and the state of the economy.

Churn is used to measure customer turnover on an average monthly basis. Churn is calculated as the ratio of the net number of customers who disconnect from our service during the period being measured to the weighted average number of customers during that period, divided by the number of months during the period being measured. The net number of customers who disconnect from our service is calculated as the total number of customers who disconnect less the adjustments noted under gross additions above. These adjustments are applied in order to arrive at a more meaningful measure of churn. The weighted average number of customers is the sum of the average number of customers for each day during the period being measured, divided by the number of days in the period. For our prepaid offers, churn includes those pay-by-the-minute customers who we automatically disconnect from our service when they have not replenished, or “Topped-Up,” their accounts for 150 days, as well as those monthly customers who we automatically disconnect when they have not paid their monthly recurring charge for 150 days (except for such monthly customers who are engaged in a retention program or who replenish their account for less than the amount of their monthly recurring charge and, according to the terms of our monthly plans, may continue to use our services on a pay-by-the-minute basis), and such customers who voluntarily disconnect from our service prior to reaching 150 days since replenishing their account or paying their monthly recurring charge. We utilize 150 days in our calculation because it represents the last date upon which a customer who replenishes his or her account is still permitted to retain the same phone number. We also have a “Service Preserver” option which allows customers to extend the 150-day period to one year by replenishing their account using an annual top-up. In this case, we will automatically disconnect their service if an additional top-up is not made within 415 days of the qualifying annual top-up. For our postpaid offers, churn includes those customers who either disconnect from our service voluntarily or whose service we disconnect for nonpayment. These calculations are consistent with the terms and conditions of our service offering. We believe churn is a useful metric to track changes in customer retention over time and to help evaluate how changes in our business and services offerings affect customer retention. In addition, churn is also useful for comparing our customer turnover to that of other wireless communications providers. Churn for the three months ended March 31, 2009 was 4.8%, as compared to 5.1% for the same period last year. Despite continued weakness in the economy, we were able to show an improvement in churn year over year due to the flexibility and competitive price points on the expanded suite of offers we introduced last year, the attractiveness of our expanded suite of handsets, and our effective retention programs. As with gross additions, the trends in our churn will continue to reflect competitive activity in the marketplace. Also, we believe our customer behavior will continue to be affected by some seasonality in our business and by the state of the economy. In addition to continually improving our offers and handsets, our ongoing lifecycle management programs, which target and incent specific customer segments deemed valuable to our business, will help to mitigate both economic and competitive pressure in the future.

Net customer additions and end-of-period customers are used to measure the growth of our business, to forecast our future financial performance and to gauge the marketplace acceptance of our offerings. Net customer additions represents the number of new customers who activated an account during a period or, in the case of postpaid, the number of new or existing customers who entered into a new long-term contract (rather than an extension of an existing contract), adjusted for churn during the same period. End-of-period customers are the total number of customers at the end of a given period. For the three months ended March 31, 2009, we experienced a net loss of 133 thousand customers, as compared to net additions of 18 thousand for the same period last year. The decline in our net customer additions was driven by our lower gross additions, reflecting the increased competitive pressure and the economic downturn discussed earlier. As of March 31, 2009, we had approximately 5.25 million customers. This represents an increase of 2.8%, as compared to March 31, 2008, with 2.7% of that increase due to the acquisition of Helio. Net customer additions reflect a percentage share of new users in the marketplace as well as a percentage of customers who have switched to us from our competitors, net of our competitive losses, or churn. We believe that a continued challenging economic environment may make the value and flexibility of our products and services more attractive to consumers as they evaluate their spending, which could have a positive impact on our net additions.

Non-GAAP performance metrics. We use several financial performance metrics, including Adjusted EBITDA, Adjusted EBITDA margin, ARPU, CCPU, CPGA and Free cash flow, which are not calculated in accordance with Generally Accepted Accounting Principles, or GAAP. A non-GAAP financial metric is defined as a numerical measure of a company’s financial performance that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe that the non-GAAP financial metrics that we use are helpful in understanding our operating performance from period to period, and although not every company in the wireless communications industry defines these metrics in precisely the same way, we believe that these metrics as we use them facilitate comparisons with other wireless communications providers. These metrics should not be considered substitutes for any performance metric determined in accordance with GAAP.

Adjusted EBITDA is calculated as net income (loss) plus interest expense-net, income tax expense, tax receivable agreements expense, depreciation and amortization (including the amortization of intangibles associated with our acquisition of Helio), write-offs of property and equipment, non-cash compensation expense, equity issued to a member, debt extinguishment costs and expenses of Bluebottle USA Investments L.P. prior to the completion of the IPO. Effective this quarter, it is no longer necessary to exclude non-controlling interest, or minority interest, given that it is excluded in the redefinition of net income, included in Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, or FAS 160. This redefinition has been applied retrospectively for presentation purposes. Although the above are all necessary elements of our cost structure, they are customary adjustments in the calculation of supplemental metrics. We believe Adjusted EBITDA is a useful tool in evaluating performance because it eliminates items which do not relate to our core operating performance. Adjustments relating to interest expense, income tax expense, depreciation and amortization and write-offs of fixed assets are each customary adjustments in the calculation of supplemental measures of performance. We also exclude tax receivable agreement-related expenses for payments to the Virgin Group for the utilization of net operating loss carryforwards, and to Sprint Nextel, for the increase in tax basis that will be allocated to us, as we consider them to be the functional equivalent of paying taxes. We believe that the exclusion of non-cash compensation expense provides investors with a more meaningful indication of our performance as these non-cash charges relate to the equity portion of our capital structure and not our core operating performance. The expenses of Bluebottle USA Investments L.P. also do not relate to our core operating performance and are, therefore, excluded. We believe that the exclusion of equity issued to a member and debt extinguishment costs is appropriate because these charges relate to the debt and equity portions of our capital structure and are not expected to be incurred in future periods. We believe such adjustments are meaningful because they arrive at an indicator of our core operating performance which our management uses to evaluate our business. Specifically, our management uses Adjusted EBITDA in their calculation of compensation targets, preparation of budgets and evaluations of performance.

We believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our company’s overall operating performance and that this metric facilitates comparisons with other wireless communications companies. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, as an alternative to net income, operating income or any other measures derived in accordance with GAAP, or as a substitute for analysis of our results as reported under GAAP. The items we eliminate in calculating Adjusted EBITDA are significant to our business: (1) interest expense-net is a necessary element of our costs and ability to generate revenue because we incur interest expense related to any outstanding indebtedness, (2) to the extent that we incur income taxes, they represent a necessary element of our costs and our ability to generate revenue because ongoing revenue generation is expected to result in future income tax expense, (3) depreciation and amortization are necessary elements of our costs, (4) write-offs of property and equipment eliminate non-productive assets from our balance sheet, reconciling it to our earnings, (5) tax receivable agreements expenses are the costs related to our tax receivable agreements, as they are reimbursements to the Virgin Group, for the utilization of net operating loss carryforwards we received as part of the IPO, and to Sprint Nextel, for the increase in tax basis that will be allocated to us, (6) non-cash compensation expense is expected to be a recurring component of our costs which may allow us to incur lower cash compensation costs to the extent that we grant non-cash compensation, (7) expense resulting from equity issued to a member represents an actual cost relating to a prior contractual obligation, and (8) expenses associated with Bluebottle USA Investments L.P. prior to the IPO. Furthermore, any measure that eliminates components of our capital structure and the carrying costs associated with the property and equipment on our balance sheet has material limitations as a performance measure. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

For the three months ended March 31, 2009, Adjusted EBITDA was $49.5 million, as compared to $28.7 million for the same period last year. Our year-over-year Adjusted EBITDA performance reflects lower gross additions and related acquisition costs as well as our ability, to date, to mitigate pressure from the economic recession and a related decline and shift in customer usage patterns with a continued focus on operating efficiencies, including a reduction in our Sprint Nextel network rates. As we may experience some continued pressure on revenue resulting from lower usage and lower pricing, we have considered, and will continue to consider, appropriate measures to align our costs with that revenue being generated, including the reduction of administrative costs or changes to our handset prices which would reduce our overall handset subsidies.

Adjusted EBITDA margin is used to measure our Adjusted EBITDA performance relative to our net service revenue so that we can gauge the performance of Adjusted EBITDA normalized for the changing scale of our business. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by our net service revenue. For the three months ended March 31, 2009, our Adjusted EBITDA margin was 15.6%, as compared to 9.3% for the same period last year. Our year-over-year Adjusted EBITDA margin performance reflects our lower acquisition costs and improved operating efficiencies, partially offset by the decline/mix shift in customer usage.

The following table illustrates the calculation of Adjusted EBITDA and Adjusted EBITDA margin and reconciles Adjusted EBITDA to net income which we consider to be the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in thousands, except Adjusted EBITDA margin)	2009	2008
Net income	$19,060	$4,749
Plus:
Depreciation and amortization	10,298	8,678
Interest expense - net	5,587	9,339
Income tax expense	929	435
Tax receivable agreements expense	10,626	2,080
Non-cash compensation expense	3,043	3,421

Adjusted EBITDA	$49,543	$28,702

Net service revenue	$318,099	$306,990
Adjusted EBITDA Margin	15.6%	9.3%

ARPU is used to measure and track the average revenue generated by our customers on a monthly basis. ARPU is calculated as net service revenue for the period divided by the weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. The weighted average number of customers is the sum of the average customers for each day during that period being measured divided by the number of days in that period. ARPU helps us to evaluate customer performance based on customer revenue and to forecast our future service revenues. For the three months ended March 31, 2009, ARPU was $20.08, as compared to $20.14 for the same period last year. Our ARPU for the prior period was originally reported as $19.93, with the change due to the inclusion of the surcharge collected from customers, primarily for USF, formerly recorded as a reduction in cost of service. The slight decline in ARPU reflects a decline in average voice usage for our prepaid customers, driven, in part, by the recession, the migration of customers to the lower-priced monthly offers, a trend towards substitution of lower priced text messaging for voice services and the impact of contributing to additional state E911 funds this year. These factors were largely offset by the positive impact of our new, higher-usage, postpaid customers and higher penetration and usage for our mobile data services, the latter stimulated by new offerings and new handsets. While we may experience some downward pressure on ARPU as a result of a continued weak economy and its impact on consumers’ disposable income, such pressure may be fully or partially offset by a continued shift to higher value customers and by increased penetration of new handsets and services which generate significantly higher ARPU than average.

The following table illustrates the calculation of ARPU and reconciles ARPU to net service revenue which we consider to be the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in thousands, except number of months and ARPU)	2009	2008
Net service revenue	$318,099	$306,990
Divided by weighted average number of customers	5,280	5,081
Divided by number of months in the period	3	3

ARPU	$20.08	$20.14

CCPU is used to measure and track our costs to provide support for our services to our existing customers on an average monthly basis. The costs included in this calculation are our (1) cost of service (exclusive of depreciation and amortization), excluding cost of service associated with initial customer acquisition, (2) general and administrative expenses, excluding Bluebottle USA Investments L.P. general and administrative expenses prior to the IPO, non-cash compensation expense and write-offs of property and equipment, (3) restructuring expense, (4) net loss on equipment sold to existing customers, (5) cooperative advertising in support of existing customers and (6) other expense (income), excluding tax receivable agreements expenses, debt extinguishment costs and Bluebottle USA Investments L.P., prior to the IPO. These costs are divided by our weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. CCPU helps us to assess our ongoing business operations on a per customer basis, and evaluate how changes in our business operations affect the support costs per customer. Given its use throughout the industry, CCPU also serves as a standard by which we compare our performance against that of other wireless communications companies. For the three months ended March 31, 2009, our CCPU was $12.79, as compared to $12.22 for the same period last year. Note that our CCPU for the prior period was originally reported as $12.01, with the change reflecting the inclusion of USF fees on a gross basis, with the surcharge collected from customers now reflected in ARPU, as discussed earlier. The increase in CCPU over this period was a result of net additions to our hybrid plan customers and the impact of our postpaid customers, both of which have a higher CCPU as a result of their higher usage profiles, and the impact of fixed costs spread over a slightly lower subscriber base, including approximately $3.0 million of restructuring and transition costs incurred this quarter related to our IBM Agreement, our acquisition of Helio and fourth quarter, 2008 workforce reductions, partially offset by lower average voice usage for our prepaid customers, operating efficiencies, including decreasing costs on the per-minute rate charged to us by Sprint Nextel, and a lower average cost for replacement handsets. We anticipate that there may be some pressure on CCPU in the future as the economy improves due to potentially increasing customer usage and purchases of subsidized replacement handsets; however, efficiencies driven by the increasing scale of our business are expected to help offset that pressure. In addition, we will consider appropriate cost reductions and pricing actions necessary to maintain a balanced relationship between ARPU and CCPU. As noted earlier, on April 7, 2009, we entered into the Ninth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Ninth Amendment, effective April 1, 2009, we pay fixed, lower rates for domestic network usage for each minute of use each month exceeding a base amount. Beginning January 1, 2010, we will pay a fixed rate for messages, regardless of volume, and will no longer be eligible to receive a discount for messaging rates in 2010 based on aggregate payments for all usage during 2009. Also beginning January 1, 2010, we will be eligible to receive a discount to existing rates for data services relative to aggregate payments for all usage during 2009. These changes will help us to offset any upward pressure on CCPU.

The following table illustrates the calculation of CCPU and reconciles total costs used in the CCPU calculation to cost of service, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in thousands, except number of months and CCPU)	2009	2008
Cost of service (exclusive of depreciation and amortization)	$95,590	$86,718
Less: Cost of service associated with initial customer acquisition	(297)	(500)
Add: General and administrative expenses	93,317	84,513
Add: Restructuring expense	751	—
Less: Non-cash compensation expense	(3,043)	(3,421)
Add: Net loss on equipment sold to existing customers	15,874	18,361
Add: Cooperative advertising in support of existing customers	387	607
Add: Other expense, net of tax receivable agreements expense	6	—

Total CCPU costs	$202,585	$186,278
Divided by weighted average number of customers	5,280	5,081
Divided by number of months in the period	3	3

CCPU	$12.79	$12.22

CPGA is used to measure the cost of acquiring a new customer. The costs included in this calculation are (1) selling expenses less cooperative advertising in support of existing customers, (2) net loss on equipment sales (cost of equipment less net equipment revenue), excluding the net loss on equipment sold to existing customers, write-offs of property and equipment and equity previously issued to a member of Virgin Mobile USA, LLC, and (3) cost of service associated with initial customer acquisition. These costs are divided by gross additions for the period being measured. CPGA helps us to assess the efficiency of our customer acquisition methods and evaluate our sales and distribution strategies. CPGA also allows us to compare our average acquisition costs to those of other wireless communications providers. For the three months ended March 31, 2009, our CPGA was $104.72, compared to $115.59 for the same period last year. The decline in CPGA reflects increased handset subsidies last year to promote our new offers and a decline in advertising and media spending, partially offset by the impact of fixed costs over lower gross additions and the higher CPGA associated with our new postpaid offers. The variable component of CPGA (the component which varies directly with the number of customers we acquire and which includes costs such as our handset subsidy) will continue to vary based on our mix of handsets and our marketing efforts to acquire new customers. Overall CPGA performance, including costs which are less variable in nature, such as marketing costs, which are allocated across our gross additions, will continue to vary based on our level of gross additions.

The following table illustrates the calculation of CPGA and reconciles the total costs used in the CPGA calculation to selling expense, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in thousands, except CPGA)	2009	2008
Selling expenses	$21,733	$28,487
Add: Cost of equipment	79,391	105,018
Less: Net equipment and other revenue	(19,189)	(23,027)
Less: Net loss on equipment sold to existing customers	(15,874)	(18,361)
Less Cooperative advertising in support of existing customers	(387)	(607)
Add: Cost of service associated with initial customer acquisition	297	500

Total CPGA costs	$65,971	$92,010
Divided by gross additions	630	796

CPGA	$104.72	$115.59

Comparison of results of operations for the three months ended March 31, 2009 to the three months ended March 31, 2008

	Three months ended March 31,		Change
($ in thousands)	2009	2008	$	%
Operating revenue:
Net service revenue	$318,099	$306,990	$11,109	3.6%
Net equipment and other revenue	19,189	23,027	(3,838)	(16.7)%

Total operating revenue	337,288	330,017	7,271	2.2%

Operating expenses
Cost of service (exclusive of depreciation and amortization)	95,590	86,718	8,872	10.2%
Cost of equipment	79,391	105,018	(25,627)	(24.4)%
Selling, general and administrative (exclusive of depreciation and amortization)	115,050	113,000	2,050	1.8%
Restructuring expense	751	—	751	N/M
Depreciation and amortization	10,298	8,678	1,620	18.7%

Total operating expenses	301,080	313,414	(12,334)	(3.9)%

Operating income	36,208	16,603	19,605	118.1%

Other expense (income)
Interest expense	5,590	9,390	(3,800)	(40.5)%
Interest income	(3)	(51)	48	94.1%

Interest expense - net	5,587	9,339	(3,752)	(40.2)%
Other expense	10,632	2,080	8,552	411.2%

Total other expense	16,219	11,419	4,800	42.0%

Income before income tax expense	19,989	5,184	14,805	285.6%
Income tax expense	929	435	494	113.6%

Net income	19,060	4,749	14,311	301.3%
Net Income attributable to the noncontrolling interest	5,591	—	5,591	N/M

Net income attributable to Virgin Mobile USA, Inc.	$13,469	$4,749	$8,720	183.6%

Operating Revenue

Total operating revenue for the three months ended March 31, 2009 was $337.3 million, an increase of $7.3 million, or 2.2%, as compared to the same period last year, reflecting an increase in net service revenue of 3.6%, partially offset by a decrease in net equipment and other revenue of 16.7%.

Net service revenue consists primarily of voice and mobile data services, reduced primarily by sales and E911 taxes. E911 taxes are typically assessed by state and local regulatory authorities on a flat rate basis, with most states basing it on the number of active customers. Net service revenue also includes non-refundable customer account balances, reflected as revenue after a customer has deactivated service, expired Top-Up cards and a surcharge collected from our customers, primarily for USF. Net service revenue for the three months ended March 31, 2009 was $318.1 million, an increase of $11.1 million, or 3.6%, as compared to the same period last year. This increase reflects the 2.8% growth in our customer base, driven by net additions to our higher-value hybrid base and the impact of our postpaid customers, along with a greater penetration of data services, including the growing substitution of lower-priced text messaging for voice services. These factors were partially offset by the impact of lower average voice usage for our prepaid customers and the migration of customers to the lower-priced offers. Note that net service revenue for the prior period was originally reported as $303.8 million, with the change due to the inclusion of the surcharge collected from our customers.

Net equipment and other revenue consists primarily of handset sales reduced by an allowance for returns, promotional handset price reductions, price protection estimates and early termination fees associated with our postpaid offers. It is also reduced for costs such as cooperative advertising, a fund provided by us to our retail partners and typically calculated as a percentage of sales that a retailer must use to promote our products, as well as commissions, for which we do not receive an identifiable and separable benefit. Net equipment and other revenue for the three months ended March 31, 2009 was $19.2 million, a decrease of $3.8 million or 16.7% as compared to the same period last year. This decrease primarily reflects a decrease in volume, reflecting lower gross additions, and an increase in promotional spending, recorded as a reduction of net equipment revenue, partially offset by the inclusion of early termination fees associated with our postpaid offers.

Operating Expenses

Cost of service includes network service costs, airtime taxes (including USF, State Public Utility Commission (PUC) taxes and other miscellaneous taxes and fees), production costs for Top-Up cards, mobile data service fees and entertainment content license fees. Cost of service for the three months ended March 31, 2009 was $95.6 million, an increase of $8.9 million, or 10.2%, compared to the same period last year. This increase reflects the impact on network utilization of our customer growth, including the addition of our higher-usage postpaid customers, and the growth in our data services and messaging bundles, partially offset by a reduction in Sprint Nextel network rates and lower average voice usage for our prepaid customers. Note that cost of service for the prior period was originally reported as $83.5 million, with the change due to the inclusion of USF taxes on a gross basis, with the surcharge collected from our customers now recorded in net service revenue, as discussed above.

Cost of equipment includes the cost of purchasing and packaging handsets sold to our customers. Cost of equipment is reduced for market development funds received from our handset vendors, which are recorded as a reduction to equipment cost. Cost of equipment for the three months ended March 31, 2009 was $79.4 million, a decrease of $25.6 million, or 24.4%, compared to the same period last year. This decrease primarily reflects the lower volume noted earlier, lower average purchase prices and an increase in market development funds, which more than offset a mix shift to higher-end handsets, including prepaid handsets such as the Shuttle and Wild Card and our new postpaid handsets such as the Ocean 2, and other incremental costs resulting from our acquisition of Helio.

Selling, general and administrative expenses for the three months ended March 31, 2009 were $115.1 million, an increase of $2.1 million, or 1.8%, compared to the same period last year. This increase resulted primarily from a $4.5 million increase in IT expense, a $2.0 million increase in our care center expenses, a $2.6 million increase in administrative and other support expenses, a $1.2 million increase in our voice and mobile device planning expenses and a $1.2 million increase in promotional expenses, all of which include incremental expenses due to our acquisition of Helio this year as well as transition expenses associated with the acquisition. These factors were partially offset by a $7.3 million decline in advertising and media spending, reflecting increased spending last year in support of the rollout of our new offers, and a $1.8 million decrease in commissions amortized for sales of Top-Up cards, reflecting lower volume.

Restructuring expense for the three months ended March 31, 2009 was $0.8 million, consisting of employee charges associated with our IBM Agreement, our acquisition of Helio and our fourth quarter, 2008 workforce reduction.

Depreciation and amortization expense for the three months ended March 31, 2009 was $10.3 million, an increase $1.6 million, or 18.7%, as compared to the same period last year. The increase primarily reflects additional depreciation and amortization associated with Helio, including approximately $2.5 million for the amortization of intangible assets, partially offset by lower depreciation associated with other parts of the business.

Interest expense - net for the three months ended March 31, 2009 was $5.6 million, a decrease of $3.8 million, or 40.2%, as compared to the same period last year, with the decline reflecting lower average outstanding debt, particularly the debt pay-down in connection with our acquisition of Helio, and lower interest rates.

Other expense for the three months ended March 31, 2009 was $10.6 million, compared to $2.1 million for the prior year, with the increase reflecting an increase in our tax receivable agreements expense.

Liquidity and Capital Resources

Our principal source of funds has been our cash generated from operations and borrowing under our subordinated secured revolving credit facility, or Revolving Credit Facility. We typically do not maintain any excess cash balances on a long-term basis or invest in any short-term financial instruments. Any excess cash is used to reduce the outstanding balances on our Revolving Credit Facility.

We have incurred substantial cumulative net losses and cumulative negative cash flows from operations since inception, and have negative Virgin Mobile USA, Inc. stockholders’ equity of $289.1 million, negative working capital of $141.4 million and outstanding non-current debt of $244.2 million as of March 31, 2009. We make significant initial cash outlays to acquire new customers in the form of handset and other subsidies. We have been incurring increasing costs to maintain current customers through the sale of replacement handsets at a loss. We expect these costs to be funded primarily through service revenue generated from our existing customer base and when required borrowings under our Revolving Credit Facility. Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that based on our current level of operations, together with cash generated from operations and our borrowing capacity under our Revolving Credit Facility, we will be able to finance our projected operating, investing and financing requirements for our existing operations and planned customer growth for at least the next 12 to 18 months. As of April 30, 2009, if necessary, we could borrow an additional $62.5 million under our Revolving Credit Facility. Our ability to make scheduled payments of principal, to pay interest on or to refinance, indebtedness and to satisfy other obligations, including obligations under the PCS Services Agreement with Sprint Nextel, as well as our ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any obligations under the Tax Receivable Agreements with the Virgin Group and Sprint Nextel are expected to be funded from available cash flow generated by our taxable earnings. We do not anticipate issuing debt specifically to fund any obligations that may arise under the Tax Receivables Agreements. We also believe that our obligations under all other related party agreements will be required to be satisfied with cash from operations or financed through our Revolving Credit Facility. If we materially underperform relative to our operating plan and our Revolving Credit Facility and cash flow from operations become insufficient to allow us to meet our obligations, we are committed to taking certain alternative actions that could include reducing customer acquisitions, inventory purchases, planned capital expenditures, marketing costs and other variable costs, and extending the payment for certain liabilities within contractual terms with vendors. If our operations do not generate sufficient positive operating cash flows, we may require additional capital to fund our operations or growth, to take advantage of expansion or acquisition opportunities, and to develop new products to compete effectively in the marketplace. In order to meet future liquidity needs we may seek additional increases in our borrowing capacity under the Revolving Credit Facility, seek to raise additional funds, through public or private debt or equity financing to support our operations, reduce anticipated capital expenditures and restructure debt repayment obligations. Additionally, our third party senior secured credit agreement, or Senior Credit Agreement, and Revolving Credit Facility mature in December 2010. Additional funds, however, may not be available to us on commercially reasonable terms, or at all, when we require them and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to our existing stockholders. There is no assurance we will be successful in achieving our operating plan or would be able to implement alternative actions or obtain additional borrowing capacity on acceptable terms.

Our credit facilities require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio. Based on our projected operating results and financial position, we expect to remain in compliance with the required covenants through at least March 31, 2010.

Under the payment terms of the PCS Services Agreement, Sprint Nextel provides monthly invoices for charges incurred by us. Payment of the undisputed portion of each invoice is due within ten business days of the invoice date. Amounts not paid by the due date accrue interest at the rate of 1% per month. From time to time, in order to manage our cash flow and as an additional source of funds, we make payments to Sprint Nextel beyond such ten business day period and pay interest on such unpaid amounts. If we fail to make a payment (other than payments that are disputed in good faith) and such failure continues for more than 30 days after written notice from Sprint Nextel, it will constitute a default under the PCS Services Agreement, which would give Sprint Nextel the right to terminate the agreement.

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

	Three months ended March 31,
(in thousands)	2009	2008
Cash flows provided by (used in):
Operating activities	$10,210	$16,627
Investing activities	(3,166)	(6,241)
Financing activities	3,401	(10,400)

Increase (decrease) in cash and cash equivalents	$10,445	$(14)

Net cash provided by operating activities for the three months ended March 31, 2009 was $10.2 million, a decrease of $6.4 million compared to the same period in 2008. This decrease in cash provided by operating activities is primarily the result of higher payments to Sprint Nextel for our PCS Services Agreement, higher payments for operating expenses primarily the result of our acquisition of Helio in August 2008, and a reduction of other outstanding liabilities. These decreases to cash were partially offset by lower cash outlays for handset purchases and higher cash receipts from our customers for services due to our acquisition of Helio.

Net cash used in investing activities for the three months ended March 31, 2009 was $3.2 million, a decrease of $3.1 million compared to the same period in 2008. Net cash used in investing activities in each year resulted from expenditures for capital equipment to support our growth and expansion of customer offerings. As we continue to expand our infrastructure to meet the needs of our growing customer base, we anticipate the continued use of cash in investing activities.

Net cash provided by (used in) financing activities for three months ended March 31, 2009 was $3.4 million compared to $(10.4) million for the same period in 2008. During the quarter ended March 31, 2009, we borrowed $10 million under our Revolving Credit Facility and repaid $6.6 million of our outstanding indebtedness under our Senior Credit Agreement. During the quarter ended March 31, 2008, we repaid $8.2 million of our outstanding indebtedness under our Senior Credit Agreement and had a decrease of $2.0 million in our bank overdraft position.

Free cash flow, a non-GAAP measure, is calculated as net cash provided by operating activities less capital expenditures. Free cash flow is an indicator of cash generated by our business after operating expenses, capital expenditures and interest expense. We believe this measures helps to (1) evaluate our ability to satisfy our debt and meet other mandatory payment obligations, (2) measure our ability to pursue growth opportunities, and (3) determine the amount of cash which may potentially be available to stockholders in the form of stock repurchase and/or dividends subject to the terms and conditions of our Senior Credit Agreement. Given that our business is not capital intensive, we believe these measures to be of particular relevance and utility. We also use Free cash flow internally for a variety of purposes, including managing our projected cash needs. For the three months ended March 31, 2009, Free cash flow was $7.0 million, a decrease of $3.3 million compared to the same period in 2008. This decrease is primarily the result of higher payments to Sprint Nextel for our PCS Services Agreement, higher payments for operating expenses primarily the result of our acquisition of Helio in August 2008, and a reduction of other outstanding liabilities. These decreases to cash were partially offset by lower cash outlays for handset purchases, higher cash receipts from our customers for services due to our acquisition of Helio and lower capital expenditures.

The following table illustrates the calculation of Free cash flow and reconciles it to cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended March 31,
(in thousands)	2009	2008
Net cash provided by operating activities	$10,210	$16,627
Less: Capital expenditures	(3,166)	(6,241)

Free cash flow	7,044	10,386

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

Liquidity

Credit Facilities

Senior Secured Credit Agreement. At March 31, 2009 and December 31, 2008, we had $190.6 million and $197.2 million, respectively, outstanding under the Senior Credit Agreement. The Senior Credit Agreement is payable in installments, with a balloon payment of $151.0 million due on December 14, 2010.

The Senior Credit Agreement is collateralized by a general lien on all of our current and future assets. The outstanding principal bears interest at a Eurodollar rate, plus an applicable margin of 5.50%, or an alternate base rate plus an applicable margin of 4.50%. The annualized interest rate applicable to the outstanding borrowings was 6.7% at March 31, 2009.

The Senior Credit Agreement contains a number of covenants that restrict certain of our actions. The Senior Credit Agreement also contains financial covenants, certain customary affirmative covenants and events of default.

Related Party Subordinated Secured Revolving Credit Facility. At March 31, 2009 and December 31, 2008, we had $80.0 million and $70.0 million, respectively, outstanding under the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility are subordinated to the Senior Credit Agreement and mature in December 2010, or when the Senior Credit Agreement is paid in full. We use the Revolving Credit Facility to cover the operating and investing cash needs of our business. This credit facility bears interest at a rate of Eurodollar rate plus an applicable margin of 4.50%, or 12% if the Eurodollar rate cannot be ascertained. As of March 31, 2009 outstanding borrowings under the Revolving Credit Facility carried a weighted average annual interest rate of 5.7%. In April 2009, we repaid $7.5 million of the outstanding balance reducing the total amount outstanding under the Revolving Credit Facility to $72.5 million. If necessary, as of April 30, 2008, we could borrow an additional $62.5 million under the Revolving Credit Facility.

We expect to use the Revolving Credit Facility and available cash for the operating and investing cash needs of our business. This includes payments to the Virgin Group and Sprint Nextel under our related party agreements.

In addition to paying interest on the outstanding principal under the Revolving Credit Facility, we are required to pay a commitment fee to the Virgin Group under the Revolving Credit Facility at a rate currently equal to 1.0% per annum on the average daily unused portion of the Revolving Credit Facility. The commitment fee we pay to the Virgin Group on the unused portion of the Revolving Credit Facility is applied to the Virgin Group’s original lending commitment of $75 million and is not applied to the $25 million increase in the Virgin Group’s lending commitment nor is the unused portion of SK Telecom’s lending commitment.

At the election of the Virgin Group and SK Telecom, we may, on any interest payment date, pay interest through the issuance of a pay-in-kind, or PIK, note. The amount of the PIK note is due and payable on the date that the revolving commitments terminate, or can be prepaid as otherwise permitted under the terms of the Revolving Credit Facility and the Senior Credit Agreement. The interest on PIK notes would be paid on the interest payment date through the issuance of additional PIK notes. We may issue PIK notes to the Virgin Group and SK Telecom from time to time. No PIK notes were outstanding as of March 31, 2009.

A quarterly tolling charge of 1% is applied to the outstanding borrowings from the Virgin Group under the Revolving Credit Facility, although it is not applied to any borrowings from the Virgin Group in excess of $75 million. The charge is calculated based upon the amount drawn on the Revolving Credit Facility as of the last day of the quarter. We anticipate, based on $72.5 million of current borrowings, that we will incur $2.1 million additional annual interest expense.

The Revolving Credit Facility contains restrictive covenants that are similar to those imposed by the Senior Credit Agreement. In addition, the Revolving Credit Facility contains the same financial covenants as those required under the Senior Credit Agreement. The Revolving Credit Facility also contains certain customary affirmative covenants and events of default.

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

As of March 31, 2009, we were in compliance with all financial covenants under our credit facilities.

Contractual Obligations, Commitments and Contingencies

On February 25, 2009, we entered into the Eighth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Eighth Amendment, our minimum required payment for the year ended December 31, 2008 decreased from $318 million to $317.2 million. On April 7, 2009, we entered into the Ninth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Ninth Amendment, effective April 1, 2009, we pay fixed, lower rates for domestic network usage for each minute of use each month exceeding a base amount. Beginning January 1, 2010, we will pay a fixed rate for messages, regardless of volume, and will no longer be eligible to receive a discount for messaging rates in 2010 based on aggregate payments for all usage during 2009. Also beginning January 1, 2010, we will be eligible to receive a discount to existing rates for data services relative to aggregate payments for all usage during 2009.

We are subject to legal and regulatory proceedings and claims arising in the normal course of business. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel assisting us with these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. We accrue a liability for matters if it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. Should developments in any of these matters cause a change in our determination regarding an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

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

Recently Issued and Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, or FAS 141R. FAS 141R requires the acquiring entity in a business combination to recognize all (and only) assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of FAS 141R on January 1, 2009, did not have a material impact on our financial condition, results of operations or cash flows.

In September 2006, the FASB issued FAS No.157, Fair Value Measurements, or FAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of FASB Statement No. 157, which provided a deferral of the effective date to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of FAS 157 on January 1, 2009 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial condition, results of operations or cash flows.

In December 2007, the FASB issued FAS 160, which states that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, but separate from stockholders’ equity, in the consolidated financial statements. FAS 160 also requires disclosure on the face of the statement of operations of those amounts of consolidated net income attributable to both parent and noncontrolling interest. The adoption of FAS 160 on January 1, 2009 changed the presentation of the noncontrolling interest in our balance sheet, statement of operations, and statement of cash flows, and did not have an impact on our consolidated financial position, results of operations or cash flows. The presentation and disclosure requirements of FAS 160 were applied retrospectively to all prior periods presented.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities, including criteria for when to recognize an impairment through earnings versus other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 will not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 requires additional disclosures only and will not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 will not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies FAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material impact on our financial condition, results of operations or cash flows.

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

Our financial instruments consist of cash, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. As of March 31, 2009, we had cash and cash equivalents of $22.5 million. We are exposed to interest rate risks primarily through borrowings under our Senior Credit Agreement and Revolving Credit Facility. Interest on all of our borrowings under our credit facilities is variable based on LIBOR plus an applicable margin. As of March 31, 2009, our borrowings were $190.6 million under our Senior Credit Agreement and $80 million under our Revolving Credit Facility. Prior to 2009 we used derivatives to manage our interest rate exposure on certain of our debt obligations. There have been no material changes to our market risk sensitive instruments and positions as described in our annual report on Form 10-K as of December 31, 2008.

Our operations are based in the United States and, accordingly, all of our transactions are denominated in U.S. dollars. We are currently not exposed to market risks from changes in foreign currency.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

No changes occurred during the three months ended March 31, 2009 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to legal and regulatory proceedings and claims arising in the normal course of business. We assess our potential liability by analyzing litigation and regulatory matters using available information. Views are developed on estimated losses in consultation with outside counsel assisting us with these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. We accrue a liability for matters if it is probable that a loss contingency exists and we can reasonably estimate the amount of the possible loss. Should developments in any of these matters cause a change in our determination regarding an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. The information set forth in Note 11 to our financial statements, “ – Commitments and Contingencies,” on page 14 of this report is incorporated herein by reference.

Item 1A.	Risk Factors.

The information set forth in our annual report on Form 10-K for the year ended December 31, 2008 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 25, 2008, the Company’s Board of Directors declared a dividend on the Series A Preferred Stock, which the Company paid on March 31, 2009 by issuing 1,500 shares of Series A Preferred Stock on a pro-rata basis to the holders of the Series A Preferred Stock. The issuance of Preferred Stock was not registered under the Securities Act because it was offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act.

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

On February 23, 2009, we held a special meeting of stockholders, at which our stockholders were asked to approve the following items:

1. an amendment to our Amended and Restated Certificate of Incorporation to (1) increase the number of authorized shares of our Class B common stock from one share to two shares and (2) add SK Telecom Co., Ltd., a company organized under the laws of the Republic of Korea (“SK Telecom”), as a “Founding Stockholder” solely for purposes of Article XI (which addresses certain rights and obligations of the Founding Stockholders of the Company) therein. The stockholders approved the foregoing item at the special meeting by the following margin:

For	57,963,294
Against	5,819,605
Abstain	19,642

2. the issuance of shares of Class A common stock upon conversion of the shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) issued to Corvina Holdings Limited, a British Virgin Islands company (the “Virgin Group”), and SK Telecom, and the granting of voting rights to the Virgin Group and SK Telecom with respect to the Series A Preferred Stock. The stockholders approved the foregoing item at the special meeting by the following margin:

For	63,290,089
Against	230,495
Abstain	11,957

3. an amendment to our 2007 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) to increase the number of shares of common stock designated for issuance thereunder from 7,726,384 shares (including shares previously granted under the Omnibus Plan or its predecessor plans or subject to outstanding awards thereunder) to 12,726,384 shares. The stockholders approved the foregoing item at the special meeting by the following margin:

For	62,892,174
Against	612,759
Abstain	27,608

Item 5.	Other Information.

On April 7, 2009, we entered into the Ninth Amendment (the “Ninth Amendment”) to the PCS Services Agreement with Sprint Nextel. Under the terms of the Ninth Amendment, we pay lower fixed rates for domestic network usage for each minute of use each month exceeding a base amount, effective April 1, 2009. Beginning January 1, 2010, we will pay a fixed rate for messages, regardless of volume, but will no longer be eligible to receive a discount for messaging rates in 2010 based on aggregate payments for all usage during 2009. We will be eligible to receive a discount to existing rates for data services relative to aggregate payments for all usage during 2009.

The Ninth Amendment is attached as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities Exchange Commission on April 9, 2009 and is incorporated herein by reference.

On March 13, 2009, we filed a Form 8-K/A to amend a Current Report on Form 8-K filed on December 23, 2008 by replacing both the Sixth Amendment (the “Sixth Amendment”) and the Seventh Amendment (the “Seventh Amendment”) to the PCS Services Agreement with Sprint Nextel that were attached thereto. The Sixth Amendment and Seventh Amendment attached as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K /A filed with the Securities Exchange Commission on March 13, 2009 and are incorporated herein by reference.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virgin Mobile USA, Inc.

May 11, 2009	/s/ John D. Feehan, Jr.
John D. Feehan, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibits	Description
3.1	Amended and Restated Certificate of Incorporation *

3.2	Second Amended and Restated Bylaws **

4.1	Amended and Restated Stockholders’ Agreement, dated October 16, 2007 **

4.2	Registration Rights Agreement, dated October 16, 2007 *

10.1	Amendment No. 6 to Amended and Restated PCS Services Agreement, dated December 22, 2008****

10.2	Amendment No. 7 to Amended and Restated PCS Services Agreement, dated December 22, 2008****

10.3	Amendment No. 9 to Amended and Restated PCS Services Agreement, dated April 7, 2009 ***

31.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 16, 2007.

**	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2008.

***	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2009.

****	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on March 13, 2009.