Form 10-Q
period 2009-06-30
Virgin Mobile USA, Inc.
filed 2009-08-10
CIK 1396546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of each of the registrant’s classes of common stock outstanding as of July 31, 2009 was as follows:

Class A common stock, par value $0.01 per share	67,121,668
Class B common stock, par value $0.01 per share	2
Class C common stock, par value $0.01 per share	115,062

Virgin Mobile USA, Inc.

Form 10-Q

For the quarterly period ended June 30, 2009

Virgin Mobile USA, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$26,875	$12,030
Accounts receivable, less allowances of $3,987 at June 30, 2009 and $6,345 at December 31, 2008	47,351	64,737
Due from related parties	72	132
Other receivables	11,115	12,993
Inventories	90,539	132,410
Prepaid expenses and other current assets	31,971	21,563

Total current assets	207,923	243,865

Property and equipment	194,159	183,058
Accumulated depreciation and amortization	(148,325)	(133,888)

Property and equipment - net	45,834	49,170
Acquired intangible assets - net	44,931	49,903
Goodwill	11,319	11,487
Other assets	10,680	12,643

Total assets	$320,687	$367,068

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$64,155	$96,365
Due to related parties	37,252	55,838
Accrued expenses and other current liabilities	79,806	112,842
Deferred revenue	124,459	136,367
Current portion of long-term debt, including capital lease obligation	28,695	26,395

Total current liabilities	334,367	427,807
Long-term debt, including capital lease obligation	159,399	170,779
Related party debt	69,000	70,000
Due to related parties	14,221	—
Other liabilities	364	2,365

Total liabilities	577,351	670,951

Commitments and contingencies (See Note 13)
Series A convertible preferred stock, par value $0.01 and stated value $1,000 per share - 50,000 shares authorized, issued and outstanding at December 31, 2008	—	50,000
Equity:
Virgin Mobile USA, Inc. stockholders’ equity:
Series A convertible preferred stock, par value $0.01 and stated value $1,000 per share - 51,500 shares authorized, issued and outstanding at June 30, 2009	1	—
Class A common stock, par value $0.01 per share - 200,000,000 shares authorized, and 67,081,840 shares issued and outstanding, net of 39,161 treasury shares at June 30, 2009, and 64,709,646 shares issued and outstanding, net of 37,560 treasury shares at December 31, 2008	671	647
Class C common stock, par value $0.01 per share - 999,999 shares authorized, and 115,062 shares issued and outstanding at June 30, 2009 and December 31, 2008	1	1
Class B common stock, par value $0.01 per share - 2 shares authorized and 1 share issued and outstanding at June 30, 2009, and 1 share authorized, issued and outstanding at December 31, 2008	—	—
Additional paid-in-capital	448,397	390,637
Accumulated deficit	(716,230)	(746,915)

Total Virgin Mobile USA, Inc. stockholders’ equity	(267,160)	(355,630)
Noncontrolling interest	10,496	1,747

Total equity	(256,664)	(353,883)

Total liabilities and equity	$320,687	$367,068

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating revenue
Net service revenue	$289,965	$293,824	$608,064	$600,814
Net equipment and other revenue	17,600	26,040	36,789	49,067

Total operating revenue	307,565	319,864	644,853	649,881

Operating expenses
Cost of service (exclusive of depreciation and amortization)	91,485	84,867	187,075	171,585
Cost of equipment	77,718	99,755	157,109	204,773
Selling, general and administrative (exclusive of depreciation and amortization)	97,217	106,417	212,267	219,417
Restructuring	730	—	1,481	—
Depreciation and amortization	9,525	8,844	19,823	17,522

Total operating expenses	276,675	299,883	577,755	613,297

Operating income	30,890	19,981	67,098	36,584

Other expense (income)
Interest expense	5,123	7,952	10,713	17,342
Interest income	(3)	(19)	(6)	(70)

Total interest expense - net	5,120	7,933	10,707	17,272
Other expense	3,592	6,110	14,224	8,190

Total other expense - net	8,712	14,043	24,931	25,462

Income before income tax expense	22,178	5,938	42,167	11,122
Income tax expense	353	432	1,282	867

Net income	21,825	5,506	40,885	10,255
Net income attributable to the noncontrolling interest	4,609	1,960	10,200	1,960

Net income attributable to Virgin Mobile USA, Inc.	17,216	3,546	30,685	8,295
Preferred stock dividends	368	—	467	—

Net income attributable to Virgin Mobile USA, Inc. common stockholders	$16,848	$3,546	$30,218	$8,295

Net income	$21,825	$5,506	$40,885	$10,255
Other comprehensive loss:
Loss on interest rate swap	—	1,729	—	(534)

Comprehensive income	21,825	7,235	40,885	9,721
Comprehensive income attributable to the noncontrolling interest	4,609	1,960	10,200	1,960

Total comprehensive income attributable to Virgin Mobile USA, Inc.	$17,216	$5,275	$30,685	$7,761

Basic and diluted earnings per share information:
Net income attributable to Virgin Mobile USA, Inc. common stockholders - basic	$0.26	$0.07	$0.47	$0.16
Net income attributable to Virgin Mobile USA, Inc. common stockholders - diluted	$0.23	$0.07	$0.42	$0.16
Weighted average common shares outstanding - basic	65,142	52,787	64,830	52,772
Weighted average common shares outstanding - diluted	74,642	52,787	72,650	52,841

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008
Net income	$40,885	$10,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,823	17,522
Amortization of deferred financing costs	420	588
Non-cash charges for stock-based compensation	6,320	6,761
Provision for uncollectible accounts receivable	32	—
Write-offs of property and equipment	157	230
Changes in assets and liabilities:
Accounts receivable	17,354	12,113
Due from related parties	60	(1,904)
Other receivables	1,878	7,755
Inventories	41,871	8,624
Prepaid expenses and other assets	(8,697)	(3,144)
Accounts payable	(32,210)	(25,993)
Due to related parties	(4,365)	17,913
Deferred revenue	(11,908)	(3,032)
Accrued expenses and other liabilities	(35,019)	(9,115)

Net cash provided by operating activities	36,601	38,573

Investing Activities
Capital expenditures	(7,572)	(9,364)

Net cash used in investing activities	(7,572)	(9,364)

Financing Activities
Repayment of long-term debt	(13,198)	(16,334)
Net repayment of related party debt	(1,000)	(5,000)
Net change in book cash overdraft	—	(2,045)
Other	14	(290)

Net cash used in financing activities	(14,184)	(23,669)

Net increase in cash and cash equivalents	14,845	5,540
Cash and cash equivalents at beginning of year	12,030	19

Cash and cash equivalents at end of period	$26,875	$5,559

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Condensed Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

		Virgin Mobile USA, Inc. stockholders’ equity
		Preferred Stock		Common Stock Class A and C		Additional Paid-in-	Accumulated	Noncontrolling
	Total	Shares	Amount	Shares	Amount	Capital	Deficit	interest
Balance at December 31, 2008	$(353,883)	—	$—	64,825	$648	$390,637	$(746,915)	$1,747
Issuance of common stock for compensation plans	—	—	—	567	6	(6)	—	—
Treasury stock - Class A common stock	—	—	—	(2)	—	—	—	—
Amortization of non-cash compensation expense	6,320	—	—	—	—	6,320	—	—
Reclassification of Series A preferred stock to equity	50,000	50	1	—	—	49,999	—	—
Issuance of Series A preferred stock for dividend payment	—	2	—	—	—	—	—	—
Conversion of noncontrolling interest into shares of Class A common stock	—	—	—	1,807	18	1,433	—	(1,451)
Other	14	—	—	—	—	14	—	—
Net income	40,885	—	—	—	—	—	30,685	10,200

Balance at June 30, 2009	$(256,664)	52	$1	67,197	$672	$448,397	$(716,230)	$10,496

The accompanying notes are an integral part of the financial statements.

1.	Overview and Basis of Presentation

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

On June 18, 2009, EarthLink, Inc. exchanged its 1,807,259 ownership units in Virgin Mobile USA, L.P. (the “Operating Partnership”) for the same number of shares of the Company’s Class A common stock.

Effective October 1, 2008, the Company elected to change the method of accounting for regulatory fees and tax surcharges, primarily Federal and State Universal Service Fund (“USF”) contributions, from a net basis to a gross basis in the statement of operations. The impact of this change in accounting policy was to increase net service revenue and cost of service by $2.5 million and $5.7 million for the three and six months ended June 30, 2008, respectively. This change in accounting principle did not change previously reported operating income or net income for the three and six months ended June 30, 2008.

Management evaluated subsequent events through August 10, 2009, the date which the financial statements were issued (see Note 14).

Liquidity

The Company has incurred substantial cumulative net losses and cumulative negative cash flows from operations since inception, and has negative Virgin Mobile USA, Inc. stockholders’ equity of $267.2 million, negative working capital of $126.4 million and non-current debt, including a capital lease obligation, of $228.4 million as of June 30, 2009. The Company makes significant initial cash outlays to acquire new customers in the form of handset and other subsidies. The Company incurs costs to maintain its current customers through the sale of replacement handsets at a loss to the Company. Management expects these costs to be funded primarily through service revenue generated from the Company’s existing customer base and, when necessary, borrowings under its related party subordinated secured revolving credit facility (the “Revolving Credit Facility”). Although it is difficult for the Company to predict future liquidity requirements with certainty, based on the Company’s current level of operations, together with expected cash generated from operations and borrowing capacity under the Revolving Credit Facility, management believes that the Company has the ability to finance its projected operating, investing and financing requirements for existing operations and planned customer growth through at least June 30, 2010. As of June 30, 2009, the Company had borrowings under the Revolving Credit Facility of $69.0 million and if necessary, the Company could borrow up to an additional $66.0 million under the Revolving Credit Facility. The Company’s ability to make scheduled payments of principal, to pay interest on or to refinance indebtedness and to satisfy other obligations, including obligations under the PCS Services Agreement with Sprint Nextel, as well as the Company’s ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond the Company’s control. Any obligations under the Tax Receivable Agreements with the Virgin Group and Sprint Nextel are expected to be funded from available cash flow generated by the Company’s taxable earnings. Management does not anticipate issuing debt specifically to fund any obligations that may arise under the Tax Receivable Agreements. Management also believes that obligations under all related party agreements will be required to be satisfied by cash generated from operations or financed through the Company’s Revolving Credit Facility. If the Company materially underperforms relative to its operating plan, and the Revolving Credit Facility and cash flow from operations become insufficient to allow the Company to meet its obligations, the Company is committed to taking certain alternative actions that could include reducing customer acquisitions, inventory purchases, planned capital expenditures, marketing costs and other variable costs, and extending the payment to vendors for certain liabilities within contractual terms. If the Company’s operations do not generate sufficient positive operating cash flows, the Company may require additional capital to fund its operations or growth, to take advantage of expansion or acquisition opportunities, and to develop new products to compete effectively in the marketplace. In order to meet future liquidity needs, the Company may seek additional increases in its borrowing capacity under the Revolving Credit Facility, seek to raise additional funds, through public or private debt or equity financing to support operations, reduce anticipated capital expenditures and restructure debt repayment obligations. The Company’s third party senior secured credit agreement (the “Senior Credit Agreement”), is payable in installments, with a balloon payment of $151.0 million due in December 2010. The Revolving Credit Facility also matures in December 2010. Additional funds, however, may not be available to the Company on commercially reasonable terms when required, or at all, and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to existing stockholders. There is no assurance management will be successful in achieving its operating plan or would be able to implement alternative actions or obtain additional borrowing capacity on acceptable terms.

The Senior Credit Agreement and Revolving Credit Facility require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio. Based on projected operating results and financial position, the Company expects to remain in compliance with the required covenants through at least June 30, 2010. If the Company does not meet these covenants, its borrowing availability under the Revolving Credit Facility could be eliminated and outstanding borrowings under the Senior Credit Agreement and the Revolving Credit Facility could become due.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities, including criteria for when to recognize an impairment through earnings versus other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 requires additional disclosures only and did not impact the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In May, 2009, the FASB issued FAS 165, Subsequent Events (“FAS 165”) which provides guidance on management’s assessment of subsequent events. FAS 165 is modeled after the same principles as the subsequent event guidance in auditing literature with some terminology changes and additional disclosures. FAS 165 requires disclosure of the date through which management has evaluated subsequent events and whether that evaluation date is the date of issuance or the date the financial statements were available to be issued. FAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued FAS 167, Amendments to FASB Interpretation No. 46(R). FAS 167 amends , FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of FAS 167 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”). FAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by non governmental entities. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

3.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Handsets and accessories	$44,076	$68,994
Handset inventory on consignment	42,391	60,122
Refurbished handsets	4,072	3,294

	$90,539	$132,410

4.	Goodwill and Intangible Assets

The Company has goodwill and acquired intangible assets resulting from the acquisition of Helio. As of June 30, 2009 and December 31, 2008 goodwill was $11.3 million and $11.5 million, respectively. The $0.2 million decrease to goodwill is the result of a decrease in certain restructuring and accrued liabilities related to the acquisition of Helio. The following table reflects other acquired intangible assets and the related accumulated amortization by major class (in thousands):

	June 30, 2009			December 31, 2008
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$32,880	6,192	26,688	$32,880	2,455	30,425
Acquired technology	20,420	2,177	18,243	20,420	942	19,478

	$53,300	$8,369	$44,931	$53,300	$3,397	$49,903

Amortization expense for other acquired intangible assets was $2.5 million and $5.0 million for the three and six months ended June 30, 2009, respectively and is included in depreciation and amortization. The Company did not incur any amortization expense for other acquired intangibles for the three and six months ended June 30, 2008. The amortization expense is estimated based on expected annual cash flows and estimated to be $4.9 million for the remainder of 2009, and $11.8 million, $10.3 million, $8.6 million, and $5.0 million for the years ending December 31, 2010, 2011, 2012 and 2013, respectively.

5.	Capital Lease Obligation

The Company entered into a three-year capital lease during the second quarter of 2009 for the purchase of software licenses in the amount of $4.1 million. The acquired software licenses are included on the balance sheet in property and equipment and the capital lease obligation is included in the current portion of long-term debt and long-term debt.

6.	Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term maturities of such instruments. At June 30, 2009, the carrying value and fair value of the Senior Credit Agreement was $184.0 million and approximately $168 million, respectively. At June 30, 2009, the carrying value and fair value of the Revolving Credit Facility was $69.0 million and approximately $64 million, respectively. The fair value of the Senior Credit Agreement and the Revolving Credit Facility was determined using level 2 inputs (quoted prices for similar assets or liabilities in active markets or inputs that are observable), and was derived based on estimated rates for long-term debt of companies with similar debt ratings and other inputs that are observable or can be corroborated by observable market data.

7.	Series A Convertible Preferred Stock

As of February 23, 2009, each share of the Series A Convertible Preferred Stock (the “Series A Preferred Stock”) became mandatorily convertible into 117.64706 shares of the Company’s Class A common stock, at the earlier of (1) August 22, 2012 and (2) such time as the market price of the Company’s Class A common stock exceeds $8.50 per share. The Series A Preferred Stock is also convertible at the option of the holder on or after February 22, 2010. Following the approval of the conversion feature by the stockholders on February 23, 2009, the Series A Preferred Stock is reflected as stockholders’ equity in the Company’s balance sheet.

The Series A Preferred Stock carries a cumulative 6% annual dividend payable semi-annually, which is paid in additional shares of Series A Preferred Stock at the stated value of $1,000 per share. In February 2009, the Company’s Board of Directors declared a dividend on the Series A Preferred Stock, which the Company paid on March 31, 2009 by issuing 1,500 shares of Series A Preferred Stock on a pro-rata basis to the holders of the Series A Preferred Stock. The Series A Preferred Stock issued for the payment of dividends does not earn dividends.

In July 2009, the Company’s Board of Directors declared a dividend on the Series A Preferred Stock, which will be paid on September 30, 2009 by issuing 1,500 shares of Series A Preferred Stock on a pro-rata basis to the holders of the Series A Preferred Stock.

8.	Stock-Based Compensation

Stock Options

The following table summarizes the Company’s stock option award activity during the six months ended June 30, 2009:

	Shares under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	4,082,125	$10.72	4.05
Granted	—	—
Exercised	—	—
Forfeited/canceled	(138,750)	15.92

Outstanding at June 30, 2009	3,943,375	10.54	4.62	$2,664

Vested and expected to vest at June 30, 2009	3,686,050	10.24	4.86	2,664

Exercisable at June 30, 2009	2,301,837	12.69	2.89	—

The Company did not grant any stock options during the six months ended June 30, 2009. The weighted-average per share grant-date fair value of options granted during the six months ended June 30, 2008 was $5.29. The total fair value of stock options vested during the six months ended June 30, 2009 and 2008 was $0.8 million and $5.9 million, respectively. As of June 30, 2009, there was a total of $3.3 million of unrecognized compensation expense, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock and Restricted Stock Units

The following table summarizes the Company’s restricted stock and restricted stock unit award activity during the six months ended June 30, 2009:

	Nonvested
	Restricted Stock Units		Restricted Stock
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	1,346,048	$16.24	427,650	$27.83
Granted	4,072,000	1.06	—	—
Forfeited	(112,551)	4.44	(1,601)	27.83
Vested	(270,690)	3.68	(158,016)	27.83

Outstanding at June 30, 2009	5,034,807	2.14	268,033	26.71

As of June 30, 2009, the total unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock units and restricted stock was $6.1 million and $3.4 million, respectively, which is expected to be recognized over a weighted-average period of 2.3 years and 0.8 years, respectively.

Performance-Based Restricted Stock Units

The following table summarizes the Company’s nonvested performance-based restricted stock unit award activity during the six months ended June 30, 2009:

	Nonvested Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	860,000	$2.46
Granted	—	—
Forfeited	—	—
Vested	(286,666)	2.46

Outstanding at June 30, 2009	573,334	2.46

As of June 30, 2009, the total unrecognized compensation expense, net of estimated forfeitures, for nonvested performance-based restricted stock units was $1.1 million, which is expected to be recognized over a weighted-average period of 1.7 years.

9.	Restructuring Activities

The Company undertook certain restructuring initiatives as a result of an outsourcing agreement with IBM, the acquisition of Helio and a reduction in force to reduce operating costs. Costs associated with these initiatives are included in the statement of operations as restructuring expenses and are summarized by initiative as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Information technology outsourcing	$135	$—	$461	$—
Restructuring related to acquisition of Helio	650	—	839	—
Reduction in force	(55)	—	181	—

Total restructuring expense	$730	$—	$1,481	$—

Information Technology Outsourcing Agreement

On July 3, 2008, the Company signed an outsourcing agreement with IBM (the “IBM Agreement”). Management of the Company believes that outsourcing the development and maintenance of its information technology and the development of its infrastructure and applications to IBM will reduce operating costs while enhancing the Company’s technological capabilities and helping to improve the Company’s product portfolio for new and existing customers. As a result of the IBM Agreement, 46 of the Company’s employees were transferred to IBM in 2008, 140 employees were terminated during 2008 and 9 employees were terminated during the six months ended June 30, 2009. Costs associated with the outsourcing include charges for one-time termination benefits, contract termination fees, fixed asset related charges for disposals and other charges. One-time termination benefits include severance, completion bonuses, retention bonuses, and the associated benefits and payroll taxes. Certain employees that were terminated or transferred to IBM were required to remain with the Company or IBM through a specified transition period in order to be eligible to receive any one-time termination benefits.

The remaining liability of $0.7 million was included in accrued expenses at June 30, 2009. The following table summarizes the activity in the restructuring reserve related to the IBM Agreement for the three and six months ended June 30, 2009 (in thousands):

	Employee related	Contract termination and other	Total
Balance at December 31, 2008	$3,579	$—	$3,579
Expense incurred	326	—	326
Cash payments	(1,501)	—	(1,501)

Balance at March 31, 2009	2,404	—	2,404
Expense incurred	118	17	135
Cash payments	(1,799)	(17)	(1,816)

Balance at June 30, 2009	$723	$—	$723

The Company expects to incur an additional $0.2 million of employee related and $1.8 million of contract termination related restructuring expenses in 2009 as a result of the IBM Agreement. Future cash payments related to restructuring activities as a result of the IBM Agreement are expected to be approximately $2.3 million in 2009 and $0.4 million in 2010.

Restructuring related to the acquisition of Helio

In connection with the acquisition of Helio, the Company recorded a reserve for the restructuring of the Helio business. Costs associated with the restructuring of the Helio business include charges for one-time termination benefits and store and office closures. One-time termination benefits include severance, completion bonuses, retention bonuses, and the associated benefits and payroll taxes. Certain employees that were terminated were required to remain with the Company through a specified transition period in order to be eligible to receive any one-time termination benefits.

Employee related restructuring expenses for the three months ended June 30, 2009 included $0.3 million of one-time termination benefits related to 22 additional employees who were notified of termination in June 2009 related to positions that are being eliminated as part of the integration of the Helio business into the Company. Restructuring expense related to store and office closures in the three and six months ended June 30, 2009 included a non-cash charge of $62 thousand for asset disposal and reflected an increase in the estimated liability for restructuring related lease obligations. During the three and six months ended June 30, 2009, the restructuring reserve was adjusted downward by $49 thousand with an offsetting adjustment to Goodwill related to a liability that was established in the allocation of the purchase price of the Helio business. The remaining liability of $2.0 million was included in accrued expenses at June 30, 2009. The following table summarizes the activity in the restructuring reserve related to the acquisition of Helio for the three and six months ended June 30, 2009 (in thousands):

	Employee related	Store and office closures	Total
Balance at December 31, 2008	$2,361	$2,267	$4,628
Expense incurred	179	10	189
Cash payments	(1,624)	(540)	(2,164)

Balance at March 31, 2009	916	1,737	2,653
Adjustment to purchase price allocation	(49)	—	(49)
Non-cash charge	—	(62)	(62)
Expense incurred	309	341	650
Cash payments	(523)	(688)	(1,211)

Balance at June 30, 2009	$653	$1,328	$1,981

The Company expects to incur an additional $0.1 million of restructuring expense in the remainder of 2009 related to the restructuring of Helio. Additional cash payments related to the restructuring activity are estimated to amount to $1.4 million in 2009 and $0.7 million in 2010.

Reduction in force

In 2008, the Company eliminated 29 positions in order to reduce operating costs in response to the deteriorating economic environment. Costs associated with the reduction in force include charges for one-time termination benefits such as severance, completion bonuses, retention bonuses, and the associated benefits and payroll taxes. Certain employees that were terminated were required to remain with the Company through a specified transition period in order to be eligible to receive any one-time termination benefits.

Restructuring expense during the three and six months ended June 30, 2009 included a reversal of $55 thousand that had been previously expensed related to employees who were reassigned to other positions within the Company or did not meet the continued service requirement in order to receive one-time termination benefits. The remaining liability of $47 thousand was included in accrued expenses at June 30, 2009. The following table summarizes the activity in the restructuring reserve related to the reduction in force for the three and six months ended June 30, 2009 (in thousands):

Employee related
Balance at December 31, 2008	$481
Expense incurred	236
Cash payments	(420)

Balance at March 31, 2009	297
Reversal of prior expense, net	(55)
Cash payments	(195)

Balance at June 30, 2009	$47

Additional cash payments to complete the reduction in force are expected to amount to $47 thousand during 2009.

10.	Related Party Transactions

Sprint Nextel

On February 25, 2009, the Company entered into the Eighth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Eighth Amendment, the Company’s required minimum payment for the year ended December 31, 2008 decreased from $318.0 million to $317.2 million.

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

The table below provides selected financial information related to the Company’s transactions with Sprint Nextel (in thousands):

	June 30, 2009	December 31, 2008
Due from related parties	$15	$35
Due to related parties	35,925	46,848

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net equipment and other revenue	$55	$82	$243	$171
Cost of service	71,612	66,608	145,008	133,893
Selling, general and administrative	3,368	2,527	6,891	7,082
Interest expense	35	497	60	1,589
Other expense	1,345	2,656	5,144	3,525

Tax Receivable Agreement

Sprint Nextel sold a portion of its interest in Virgin Mobile USA, LLC to the Company for $136.0 million of the net proceeds from the Company’s initial public offering (“IPO”) in October 2007. In addition, from time to time, Sprint Nextel may exchange its partnership units in the Operating Partnership for shares of the Company’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Operating Partnership intends to make an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of partnership units for shares occurs. The initial sale and future exchanges by Sprint Nextel are expected to result in increases in the tax basis of the assets owned by the Operating Partnership at the time of each exchange of partnership units. These anticipated increases in the tax basis will be allocated to the Company and may reduce the amount of tax that would otherwise be required to be paid in the future. The Company entered into a Tax Receivable Agreement with Sprint Nextel that provides for the payment to Sprint Nextel the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis. The Company recorded an expense of $1.3 million and $2.7 million for the three months ended June 30, 2009 and 2008, respectively, and $5.1 million and $3.5 million for the six months ended June 30, 2009 and 2008, respectively, in other expense for the estimated payments to Sprint Nextel under this Tax Receivable Agreement. The actual amount of the payment will be determined when the Company files its federal and state income tax returns for each year.

The Virgin Group

The table below provides selected financial information related to the Company’s transactions with the Virgin Group (in thousands):

	June 30, 2009	December 31, 2008
Due from related parties	$—	$97
Due to related parties	13,567	6,871
Related party debt	51,111	51,852

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net equipment and other revenue	$—	$161	$—	$212
Selling, general and administrative	773	827	1,622	1,770
Interest expense	1,338	1,203	2,911	2,756
Other expense	2,250	3,380	9,077	4,591

Tax Receivable Agreement

In connection with the IPO and reorganization transactions completed in October 2007, the Virgin Group contributed to the Company its interest in Bluebottle USA Investments L.P., which resulted in the Company receiving approximately $314.3 million of net operating loss carryforwards. If utilized, the net operating loss carryforwards will reduce the amount of tax that the Company would otherwise be required to pay in the future. The Company entered into a Tax Receivable Agreement with the Virgin Group that provides for the payment to the Virgin Group the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized as a result of the utilization of these net operating loss carryforwards. The Tax Receivable Agreement payment considers the impact of Section 382 of the Internal Revenue Code which imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carryforwards to reduce its tax liability. For the three months ended June 30, 2009 and 2008, the Company recorded an expense of $2.3 million and $3.4 million, respectively, and for the six months ended June 30, 2009 and 2008, the Company recorded an expense of $9.1 million and $4.6 million, respectively, in other expense for the estimated payments to the Virgin Group under this Tax Receivable Agreement. The actual amount of the payment will be determined when the Company files its federal and state income tax returns for each year.

SK Telecom

The table below provides selected financial information related to the Company’s transactions with SK Telecom Co., Ltd. and its affiliated entities (“SK Telecom”) (in thousands):

	June 30, 2009	December 31, 2008
Due from related parties	$57	$—
Due to related parties	1,981	2,119
Related party debt	17,889	18,148

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net equipment and other revenue	$22	$—	$(35)	$—
Selling, general and administrative	593	—	1,501	—
Cost of service	215	—	707	—
Interest expense	271	—	604	—

11.	Income Tax

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

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory rates and tax planning opportunities and includes the effects, if any, of uncertain tax positions accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The estimated annual effective tax rate for 2009 is 2.86%. This effective rate is the result of certain state tax jurisdictions not allowing utilization of net operating loss carryforwards and includes certain jurisdictions which subject the Company to tax based on modified gross receipts.

Significant or unusual items are separately recognized in the quarter in which they occur. The Company has recorded federal and state tax expense of $0.4 million and $0.4 million, for the three months ended June 30, 2009 and 2008, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively.

The Company has entered into Tax Receivable Agreements with both Sprint Nextel and the Virgin Group which would require payments to these parties for certain tax benefits inuring to the Company. The Company expects to make payments under these agreements for the year ending December 31, 2009 (see Note 10).

12.	Earnings Per Share

The following table shows information used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to Virgin Mobile USA, Inc. common stockholders	$16,848	$3,546	$30,218	$8,295
Adjustment for Series A Preferred Stock dividends	368	—	467	—

Net income attributable to Virgin Mobile USA, Inc. common stockholders - diluted	$17,216	$3,546	$30,685	$8,295

Denominator:
Weighted average shares outstanding – basic	65,142	52,787	64,830	52,772
Stock based compensation plans	3,441	—	1,848	69
Series A of Preferred Stock	6,059	—	5,972	—

Weighted average shares outstanding – diluted	74,642	52,787	72,650	52,841

The following weighted average shares were excluded from the diluted earnings per share calculation as their effect would be anti-dilutive (in thousands):
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock based compensation plans	3,061	5,687	3,107	5,026
Sprint Nextel ownership in Virgin Mobile USA, L.P. convertible into Class A common stock	12,059	12,059	12,059	12,059
EarthLink ownership in Virgin Mobile USA, L.P. convertible into Class A common stock	1,549	—	1,677	—

Total excluded	16,669	17,746	16,843	17,085

13.	Commitments and Contingencies

Contingencies

The Company is subject to legal and regulatory proceedings and claims arising in the normal course of business. The Company assesses its potential liability by analyzing litigation and regulatory matters using available information. Views are developed on estimated losses in consultation with outside counsel assisting the Company with these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. The Company accrues a liability for the matters discussed below if it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. Should developments in any of these matters cause a change in the Company’s determination regarding an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows in the period or periods in which such change in determination, judgment or settlement occurs.

Intellectual Property Litigation

Antor Media Corp. v. Nokia, Inc., et al. On May 16, 2005, the Company was named as one of twelve defendants sued in the United States District Court for the Eastern District of Texas for alleged infringement of U.S. Patent No. 5,734,961, which pertains to a system for transmitting information from a central server to a customer over a network. The plaintiff seeks monetary damages of an amount equal to no less than a reasonable royalty, enhanced damages, attorney fees and a permanent injunction. Nine defendants have since settled. The Company filed an answer denying infringement and all other claims and has asserted patent invalidity and inequitable conduct as defenses. The Company has filed counterclaims seeking declaratory judgments of patent invalidity, unenforceability, and non-infringement. The Court stayed the action pending an ongoing reexamination of the relevant patent in the United States Patent and Trademark Office. On August 19, 2008, the Patent and Trademark Office issued a rejection of all claims in regard to the patent at issue, subsequent to which Antor sought reexamination. On June 5, 2009, the Patent and Trademark Office finally rejected all claims in regard to the patent at issue.

Minerva Indus., Inc. v. Motorola, Inc. et al. On June 6, 2007, Minerva Indus., Inc. (“Minerva”) filed this action against Virgin Mobile USA, LLC, Helio and 41 other defendants in the United States District Court for the Eastern District of Texas for alleged infringement of U.S. Patent No. 6,681,120, which relates to a mobile entertainment and communication device. The plaintiff seeks monetary damages of an amount equal to no less than a reasonable royalty, trebled for willful infringement, attorney fees and a permanent injunction. The defendants entered into a joint defense agreement and filed a joint answer to Minerva’s complaint on January 7, 2008. A new patent was issued to Minerva on the same day. Minerva filed a new action alleging infringement of the new patent. Discovery is underway and reexamination of the patents in suit has been granted by the Patent and Trademark Office. A claim construction hearing has been scheduled for January 6, 2010, with a trial scheduled to begin on June 7, 2010.

Intellect Wireless, Inc. v. T-Mobile USA, Inc., et al. On February 28, 2008, Intellect Wireless, Inc. filed a complaint against the Company, Helio, Inc. and two other defendants in the United States District Court for the Northern District of Illinois for alleged infringement, contributory infringement, or induced infringement of United States Patent Nos. 7,257,210, 7,305,076, and 7,266,186. The plaintiff alleges that the Company directly or indirectly infringed the patents by offering wireless plans, packages, and services that include Caller ID, picture messaging, and multimedia messaging services, which it asserted are covered under the subject patents. The plaintiff sought damages equal to no less than a reasonable royalty, attorneys’ fees, and a permanent injunction. The parties engaged in settlement negotiations and reached agreement on resolution of the litigation and a license.

MetroPCS Wireless, Inc. v. Virgin Mobile USA, L.P. On September 19, 2008 MetroPCS Wireless, Inc. (“MetroPCS”) filed a declaratory judgment action in the United States District Court for the Northern District of Texas relating to a program pursuant to which MetroPCS reprograms, or “reflashes,” non-MetroPCS handsets for use on the MetroPCS wireless network. In a letter dated July 2, 2008 and subsequent correspondence, the Company demanded that MetroPCS cease and desist from reflashing the Company’s handsets. The complaint seeks a judgment declaring, should MetroPCS reflash any of the Company’s handsets: (1) that the Company has no valid Lanham Act trademark infringement claim; (2) that the Company has no trademark dilution claim; (3) that an exemption to the Digital Millennium Copyright Act preempts contractual terms between the Company and the Company’s customers that prohibit handset reflashing; and (4) that MetroPCS has not tortiously interfered with the Company’s contractual relations or prospective business relations. On October 30, 2008, the Company filed an answer and counterclaims against MetroPCS. The parties engaged in mediation on January 22, 2009, without reaching agreement. On February 3, 2009, MetroPCS filed a motion for partial summary judgment. On February 23, 2009, the Company filed an opposition to MetroPCS’s motion and cross-moved for partial summary judgment. MetroPCS filed an opposition on March 30, 2009 and the Operating Partnership filed a reply on April 30, 2009. Discovery has been stayed pending the outcome of the summary judgment motions. No date for oral argument has been set.

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

Dicam, Inc. v. Sprint Nextel Corp., et al. On March 6, 2009, Dicam, Inc. (“Dicam”) filed a complaint against the Company and eleven other defendants in the United States District Court for the Western District of Virginia for alleged infringement, contributory infringement, or induced infringement of United States Patent No. 4,884,132. The patent allegedly infringed pertains to the transmission of an image of an object near a portable unit to a remote receiving station and preservation of the image of the object and an identification of the portable transmitting unit and time at the receiving station. Dicam seeks damages no less than a reasonable royalty, attorneys’ fees and other relief. The Company is seeking indemnification from several sources. The Company filed an answer and counterclaims on May 21, 2009.

Emsat Advanced Geo-Location Technology, LLC, et al. v. Virgin Mobile USA, L.P. et al. On April 1, 2009, Emsat Advanced Geo-Location Technology, LLC (“Emsat”) filed a complaint against the Company and eight other defendants in the United States District Court for the Eastern District of Texas for alleged infringement, contributory infringement, or induced infringement of U.S. Patent Nos. 5,946,611, 6,423,404, 6,847,822 and 7,289,763. The patents allegedly infringed relate to a cellular telephone system that uses positioning of a mobile unit to make call-management decisions. Emsat seeks damages, attorneys’ fees and other relief. The Company, which is being indemnified by Sprint and is seeking indemnification from several other sources, filed an answer and counterclaims on June 10, 2009.

Matter of Certain Wireless Communications Devices and Components Thereof. On April 27, 2009, SPH America, LLC amended a complaint pending in the International Trade Commission to add the Company. The complaint alleges infringement of certain patents pertaining to CDMA 2000 technology found in Kyocera handsets. The investigation was published in the Federal Register on May 4, 2009. The Company filed a response on June 1, 2009, and provided written discovery responses on June 8, 2009. The Company’s defense costs are being paid for by Kyocera Wireless. On July 21, 2009, an order was entered terminating the investigation based on withdrawal of the complaint.

On the Go LLC v. AT&T Mobility LLC et al. On July 9, 2009, On the Go LLC (“On the Go”) added the Company as a defendant in a patent litigation pending in the United States District Court for the Northern District of Illinois, in which On the Go alleges infringement, contributory infringement, or induced infringement of U.S. Patent No. 7,430,554. The complaint alleges infringement by the Company in connection with its use of instant messaging in relation to customer accounts. On the Go seeks an injunction, damages and other relief. The Company is investigating the claims. An answer is due on September 17, 2009.

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

Ballas v. Virgin Mobile USA, LLC, Virgin Mobile USA, Inc. and Virgin Media, Inc. The Company has been named as a defendant in a putative class action lawsuit commenced on May 21, 2007 in the Supreme Court of the State of New York, Nassau County, brought on behalf of a purported class of individuals who purchased Virgin Mobile brand handsets within the State of New York. The complaint named the Company, Virgin Mobile USA, LLC, and Virgin Media, Inc. (which was subsequently dismissed voluntarily from the lawsuit) as defendants. The complaint alleges that defendants failed to disclose, on both their websites and on the retail packaging of Virgin Mobile brand handsets, the replenishment or “Top-Up” requirements (the periodic minimum payments required to keep an account active) and the consequences of failing to adhere to them, and further alleges that the retail packaging implies that no such requirements exist. The plaintiff asserts two causes of action, one for breach of contract and one for deceptive acts and practices and misleading advertising under New York General Business Law §§ 349 and 350. The Court granted the Company’s motion to dismiss for failure to state a cause of action. On January 7, 2008, the plaintiff initiated an appeal, for which oral argument was heard on February 2, 2009. On March 10, 2009, the appellate court issued a unanimous decision affirming the dismissal. On April 9, 2009, the appellant filed a petition for rehearing and on April 15, 2009 the Company filed an opposition to the petition for rehearing. The motion for rehearing was denied by order of the court on June 1, 2009.

Lockyear v. Virgin Mobile USA, Inc. and Virgin Mobile USA, L.P. On July 10, 2008, two plaintiffs initiated a purported class action lawsuit against the Company in California state court alleging (1) breach of contract, (2) violations of the California Consumer Legal Remedies Act, (3) violation of California’s Unfair Competition Law, (4) unauthorized telephone charges in violation of California’s Public Utilities Code, (5) violation of California’s Computer Crime Law, (6) unjust enrichment, and (7) trespass to chattels. The allegations relate to allegedly improper billing by the Company for allegedly unwanted services provided by third party content providers. Plaintiffs seek compensatory and punitive damages, attorneys’ fees, costs, and injunctive and declaratory relief. The Company is investigating the allegations and seeking indemnification from several sources. On December 16, 2008, the Company filed a demurrer. Argument was heard on February 20, 2009, and the demurrer was overruled. On April 16, 2009, the Company filed an answer to the complaint. The Company filed a petition for coordination with the Shivers matter discussed below which is scheduled to be heard on August 21, 2009. The parties are engaged in preliminary settlement discussions.

Conrad v. Virgin Mobile USA, Inc. and Flycell, Inc. On July 29, 2008, a plaintiff initiated a purported class action lawsuit against the Company and another defendant in Illinois state court, alleging breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The allegations, which are nearly identical to those raised in the Lockyear matter filed in California state court, allege improper billing for unwanted services provided by third party content providers. Plaintiff seeks actual, consequential, and compensatory damages, as well as injunctive, statutory and/or declaratory relief. The Company is investigating the allegations and seeking indemnification from several sources. On December 16, 2008, the Company moved to dismiss the complaint. The matter was referred to a magistrate judge and, on January 27, 2009, a status conference was held. The motion to dismiss was denied without prejudice pending limited discovery. The parties have commenced class certification discovery, and the court has set a discovery cut-off date of February 19, 2010. A status conference is scheduled for August 27, 2009. The parties are engaged in preliminary settlement discussions.

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

Shivers v. Virgin Mobile USA, Inc., M-Qube, Inc. and Flycell, Inc. On August 29, 2008, a plaintiff initiated a purported class action lawsuit against the Company and other defendants in California state court alleging (1) breach of contract, (2) violations of the California Consumer Legal Remedies Act, (3) violation of California’s Unfair Competition Law, (4) violation of California’s Public Utility Code, (5) unjust enrichment, and (6) tortious interference with a contract. The allegations, which are nearly identical to those raised in the Lockyear matter also pending in California state court, allege improper billing for alleged unwanted services provided by third party content providers. Plaintiffs seek actual, consequential and compensatory damages, as well as injunctive, statutory and/or declaratory relief. The Company is investigating the allegations and seeking indemnification from several sources. On December 16, 2008, the Company filed a demurrer which was overruled on March 3, 2009. On March 19, 2009, the Company filed an answer to the complaint. The Company filed a petition for coordination with the Lockyear matter, which is scheduled to be heard on August 21, 2009. The parties are engaged in preliminary settlement discussions.

Vanover v. Helio LLC. On June 1, 2009, a former Helio customer filed a class action suit in California state court challenging the imposition of early termination fees under California statutory and common law. The matter has been designated as a complex case, and an initial conference is scheduled for August 12, 2009.

State Regulatory Litigation

Commonwealth of Kentucky v. Virgin Mobile USA, L.P. On October 14, 2008, the Commonwealth of Kentucky filed a complaint in state court seeking to recover E911 charges that it alleges were owed through July 2006. The Company filed an answer and counterclaims on January 15, 2009. The Commonwealth answered the counterclaims on February 2, 2009. Discovery is underway.

TracFone Wireless, Inc. and Virgin Mobile USA, L.P. v. Commission on State Emergency Communications. On June 20, 2008, following administrative proceedings, the Texas Commission on State Emergency Communications adopted, with minor modifications, a decision by an administrative law judge holding that state E911 fees apply to prepaid wireless carriers under Texas law. On July 10, 2008, the Operating Partnership jointly filed with another prepaid carrier a petition for rehearing, which the Commission rejected. On August 21, 2008, the Operating Partnership filed a joint Petition for Judicial Review in Texas state court. Briefing of the appeal is set to conclude on August 15, 2009.

Virgin Mobile USA, LLC v. Arizona Department of Revenue. The predecessor of the Operating Partnership and, subsequently, the Operating Partnership, pursued an informal review process with the Arizona Department of Revenue to resolve the issue of whether E911 fees were owed under Arizona law. The Operating Partnership was unsuccessful in advancing its position through the informal review process. The Operating Partnership pursued formal review with the Office of Administrative Hearings. A hearing was held February 17, 2009. The Operating Partnership filed a post-hearing brief on March 19, 2009, and a reply brief on April 30, 2009. On June 2, 2009, the administrative law judge upheld the determination of the Department of Revenue to deny the requested refund. On July 28, 2009, the Operating Partnership filed a Complaint and Notice of Appeal in Arizona Tax Court.

Shareholder Litigation

Plaintiffs filed two class-action federal lawsuits, one in the District of New Jersey and the other in the Southern District of New York, against the Company, certain of the Company’s officers and directors, and other defendants. The suits alleged that the prospectus and registration statement filed pursuant to the Company’s IPO contained materially false and misleading statements in violation of the Securities Act of 1933, as amended, and additionally alleged that at the time of the IPO the Company was aware, but did not disclose, that results for the third quarter of 2007 indicated widening losses and slowing customer growth trends. On January 7, 2008, the Company filed a motion to consolidate all cases in the United States District Court for the Southern District of New York for pre-trial purposes. On April 7, 2008, the United States Judicial Panel on Multidistrict Litigation granted the motion and consolidated the cases in the District of New Jersey. On March 17, 2008, the district court judge in the New Jersey matter appointed the New Jersey plaintiffs as lead plaintiffs for the litigation. Plaintiffs filed a consolidated amended complaint on May 16, 2008. On July 15, 2008, the Company filed a motion to dismiss the amended complaint. Plaintiffs filed an opposition brief on October 6, 2008 and the Company filed a reply brief on November 5, 2008. On March 9, 2009, the court issued an order denying the Company’s motion to dismiss the case. The parties engaged in mediation on June 12, 2009, but were unable to reach a resolution. The Company filed an answer to the consolidated amended complaint on June 22, 2009. The magistrate judge held a conference on June 23, 2009, and entered a pretrial scheduling order with a fact discovery cutoff of March 1, 2010. Discovery is underway.

Seymour v. Schulman, et al. On August 3, 2009, a purported class action suit was filed on behalf of the Company’s shareholders naming as defendants the Company, its directors, and Sprint Nextel Corporation. The complaint alleges breach of fiduciary duty and aiding and abetting breach of fiduciary duty in connection with the proposed merger of the Company and Sprint announced on July 28, 2009. The complaint seeks to enjoin the merger, or, should the merger close, rescission of the merger and compensatory damages and attorneys’ fees.

14.	Subsequent Event

On July 28, 2009, Sprint Nextel and the Company announced that their respective boards of directors have approved a definitive agreement for Sprint Nextel to acquire the Company in an all equity deal. Each of the Company’s stockholders, except for the Virgin Group and SK Telecom, will receive the equivalent of $5.50 in Sprint Nextel common shares for each share of the Company’s Class A common stock, but in no event will the exchange ratio be less than 1.0630 or greater than 1.3668. The Virgin Group and SK Telecom will receive 93.09% and 89.84%, respectively, of that received by the Company’s other stockholders. The transaction is subject to the approval of the Company’s stockholders as well as customary conditions and regulatory approvals. Sprint Nextel and the Company expect the transaction to close in the fourth quarter of 2009 or early 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2009 and the related footnotes included elsewhere in this quarterly report, and with our annual report on From 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 9, 2009. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those discussed in Item 1A. Risk Factors, in Part II.

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

Company Overview

We are a leading national provider of wireless communications services, offering prepaid services and, following the acquisition of Helio LLC, or Helio, postpaid services targeted at the youth market. Our customers are attracted to our products and services because of our flexible terms, easy to understand and value-oriented pricing structures, stylish handsets offered at affordable prices and relevant mobile data and entertainment content. Our prepaid product and service offerings have no annual contract or credit check and we attract a wide range of customers, approximately half of whom are ages 35 and under. Our voice and data plans allow our customers to talk, use text messaging, picture messaging, email and instant messaging on a per usage basis or according to the terms of our monthly hybrid plans. Our prepaid Broadband product and service plans, which were launched in June 2009, allow our customers to access the internet via their laptops without an annual contract. Following the acquisition of Helio on August 22, 2008, we began to offer postpaid voice and data plans, some with two-year contracts, for both individuals and families. As of June 30, 2009, we served 4.98 million customers, a 7.4% decrease from the 5.38 million customers we served as of December 31, 2008.

Our products and services are marketed under the “Virgin Mobile” brand using the nationwide Sprint PCS network. We have exclusive rights to use the Virgin Mobile brand, which enjoys strong brand awareness, for mobile voice and data services, through 2027 in the United States, Puerto Rico and U.S. Virgin Islands through a Trademark License Agreement with the Virgin Group. We control our customers’ experience and all customer “touch points,” including brand image, web site, retail merchandising, service and product pricing, mobile content options, marketing, distribution and customer care, but as a mobile virtual network operator, or MVNO, we do not own or operate a physical network, which frees us from related capital expenditures. This allows us to focus our resources and compete effectively against the major national wireless providers in our target market. We focus primarily on wireless consumers who use 200 to 1,000 minutes per month. According to Market Tools, 73% of wireless consumers use fewer than 1,000 minutes per month.

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

We earn revenues primarily from the sale of wireless voice and mobile data services, along with the sale of handsets through third party retail locations, our website and our call center, “Virgin Mobile At Your Service”. Our services are available through a variety of different pricing plans, including flat rate and monthly plans that offer the benefits of long-term contract-based wireless plans with the flexibility of pay-as-you-go services. Following the acquisition of Helio in August 2008, we began to offer postpaid voice and data plans, with two-year contracts, for both individuals and families. In April 2009, we began to offer new pricing plans which are designed to improve the competitiveness and value of our offers to our customers, including lowering the price of our “Totally Unlimited” nationwide calling plan to $49.99 per month and introducing new “Texter’s Delight” plans, one of which offers unlimited text, IM, email, photo and video messaging. We believe that the flexibility and competitive price points of these plans will help us retain customers and stimulate growth. Further, we believe the value and flexibility of our products and services are increasingly attractive to budget-conscious consumers during challenging economic times. Beginning in April 2009, subscribers of certain of our monthly prepaid plans are eligible for “Pink Slip Protection,” in which we will waive up to three months of monthly charges if the customer becomes unemployed, subject to certain requirements. In June 2009, we launched the Broadband2Go, a 3G wireless Internet service without an annual contract, monthly subscription or activation fee. Customers may purchase between 100MB, which expires in ten days, and 1G, which expires in 30 days, for prices ranging from $10 to $60. Also in June 2009, we began to offer additional contract plans for families. We continue to assess the various competitive offers and pricing actions in the marketplace and will continue to monitor the offers and pricing actions our competitors take to assure that our offers remain competitive.

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

In November 2008, we received letters of non-compliance from the New York Stock Exchange, or NYSE, notifying us that the price of our Class A common stock had fallen below the required minimum share price and our total market capitalization had fallen below the minimum market capitalization requirement. In April 2009, we received notice from the NYSE that as of March 31, 2009, the 30-day average price of a share of our Class A common stock was above $1.00, restoring compliance with the minimum share price requirement for NYSE continued listed standards. To return to compliance for the market capitalization standard, the NYSE requires us to have an average total market capitalization above $100 million for two consecutive quarters. Our average total market capitalization for the quarter ended June 30, and March 31, 2009 was approximately $275 million and $83 million, respectively. We have until May 2010 to comply with the market capitalization standard and we are subject to periodic review by the NYSE during this period.

Recent Developments

On July 28, 2009, we and Sprint Nextel announced that our respective boards of directors have approved a definitive agreement for Sprint Nextel to acquire us in an all equity deal. Each of our stockholders, except for the Virgin Group and SK Telecom, will receive the equivalent of $5.50 in Sprint Nextel common shares for each share of our Class A common stock, but in no event will the exchange ratio be less than 1.0630 or greater than 1.3668. The Virgin Group and SK Telecom will receive 93.09% and 89.84%, respectively, of that received by our other stockholders. The transaction is subject to the approval of our stockholders as well as customary conditions and regulatory approvals. We expect the transaction to close in the fourth quarter of 2009 or early 2010.

PCS Services Agreement

We purchase wireless network services at a fixed price from Sprint Nextel under the terms of the PCS Services Agreement which runs through 2027. On February 25, 2009, we entered into the Eighth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Eighth Amendment, our minimum required payment for the year ended December 31, 2008 decreased from $318.0 million to $317.2 million.

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

Restructuring Activities

Information Technology Outsourcing Agreement

During 2008, we signed an outsourcing agreement with IBM, or the IBM Agreement, in which we agreed to outsource the development and maintenance of our information technology, and development of our infrastructure and applications to IBM. As a result of the IBM Agreement, 46 of our employees were transferred to IBM in 2008, 140 employees were terminated during 2008 and 9 employees were terminated during the six months ended June 30, 2009. Restructuring expenses as a result of the IBM Agreement included one-time termination benefits, including severance, completion bonuses, retention bonuses, and the associated benefits and payroll taxes, contract termination fees, fixed asset related charges for disposals, and other charges. During the three and six months ended June 30, 2009, we recorded $0.1 million and $0.5 million, respectively, of restructuring expenses related primarily to employee termination benefits. We estimate we will incur additional restructuring charges of approximately $1.8 million of contract termination expenses and $0.2 million of employee related expenses during the remainder of 2009.

Cash payments related to restructuring activities as a result of the IBM Agreement were $1.8 million and $3.3 million during the three and six months ended June 30, 2009, respectively, and are expected to be approximately $2.3 million during the remainder of 2009 and $0.4 million in 2010. The transition of our information technology, infrastructure and applications development to the IBM service environment is expected to be completed during 2009.

Restructuring related to the acquisition of Helio

In connection with the acquisition of Helio, we recorded a reserve for the restructuring of the Helio business including costs for one-time termination benefits for certain employees who were terminated and costs for store and office closures During the three and six months ended June 30, 2009, we incurred $0.7 and $0.8 million, respectively, of restructuring expense related to office closures and one-time employee termination benefits for employees who were terminated. Employee related restructuring expenses for the three months ended June 30, 2009 included $0.3 million of one-time termination benefits related to 22 additional employees who were notified of termination in June 2009 related to positions that are being eliminated as part of the integration of the Helio business. Restructuring expense related to store and office closures in the three and six months ended June 30, 2009 included a non-cash charge of $62 thousand for asset disposal and reflected an increase in the estimated liability for restructuring related lease obligations. During the three months ended June 30, 2009, the restructuring reserve was adjusted downward by $49 thousand with an offsetting adjustment to Goodwill related to the liability that was established in the allocation of the purchase price of the Helio business. The estimated future expense to complete the restructuring actions is approximately $0.1 million, which is expected to be incurred during the remainder of 2009. Cash payments related to the Helio restructuring activities were $1.2 million and $3.4 million during the three and six months ended June 30, 2009, respectively, and are expected to be approximately $1.4 million and $0.7 million during the remainder of 2009 and in 2010, respectively.

Reduction in Force

In 2008, we eliminated 29 positions in order to reduce operating costs in response to the deteriorating economic environment. Restructuring expense in the amount of $0.2 million was recorded during the six months ended June 30, 2009 for one-time termination benefits including severance payments, retention bonuses, associated payroll taxes and benefits. Restructuring expenses for the three months ended June 30, 2009 was a net credit of $55 thousand due to the reversal of amounts previously expensed related to employees who were reassigned to other internal positions or did not meet the continued service requirement in order to receive one-time termination benefits. Cash payments related to the reduction in force were $0.2 and $0.6 million during the three and six months ended June 30, 2009, respectively, and are expected to be approximately $47 thousand during the remainder of 2009.

Seasonality

While not as pronounced as prior years, our business experiences some seasonality that is driven by the traditional retail selling periods such as the fourth quarter holiday season, during which we have typically generated a higher level of gross additions due to increased consumer spending. Additionally, our first quarter has typically reflected a relatively low level of churn, due in part to the impact of the relatively high level of new customers added in the prior quarter and the way in which we measure our prepaid churn, as we do not consider a prepaid customer to have churned until there has been 150 days of account inactivity (for postpaid, except for returns within 30 days, the churn is recorded when the customer disconnects). As a result, our net customer additions have been favorably impacted in both the fourth quarter and the first quarter of the following year.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Gross additions	535,558	728,370	1,165,817	1,523,945
Churn	5.3%	5.6%	5.0%	5.3%
Net customer additions	(269,239)	(111,273)	(402,531)	(93,501)
End-of-period customers	4,977,779	4,992,385	4,977,779	4,992,385
Adjusted EBITDA (in thousands)	$43,852	$32,321	$93,395	$61,023
Adjusted EBITDA margin	15.1%	11.0%	15.4%	10.2%
ARPU	$18.98	$19.49	$19.54	$19.82
CCPU	$12.12	$11.87	$12.46	$12.05
CPGA	$113.65	$113.38	$108.82	$114.53

Gross additions represents the number of new prepaid customers who activated an account during a period, the number of new or existing postpaid customers who entered into a new long-term contract (rather than an extension of an existing contract) and, effective this quarter, the number of new Broadband2Go customers who activated a broadband device, unadjusted for churn during the same period. New Broadband2Go customers are included in gross additions regardless of whether they were also counted, concurrently or previously, as a gross addition to one of our voice offers. In measuring gross additions, we exclude returns, customers who have reactivated and fraudulent activations. Returns include “remorse returns” for our postpaid offers, within 30 days of activation, retailer returns for our prepaid offers, with the timing dependent on the retailer’s policy, and retailer returns for our Broadband2Go device, with the timing dependent on the retailer’s policy. These adjustments are applied in order to arrive at a more meaningful measure of our customer growth. For the three and six months ended June 30, 2009, gross additions were approximately 0.5 million and 1.2 million, respectively, as compared to 0.7 million and 1.5 million for the same periods last year. The decline primarily reflects the impact from expanding competitive pressure throughout the period, in key markets and nationwide, and our planned strategy to focus on acquiring high-value customers, including substantially reducing the number of sub-$10 handsets in our retail line-up. During the second quarter, sales of our higher-priced handsets, at $50 and above, rose to 25% of total, from 15% in the first quarter of this year and 10% in the second quarter of last year. The flexibility and competitive pricing on our restructured and expanded suite of offers, including our “Totally Unlimited” for $49.99 nationwide voice offer and our “Texter’s Delight” data offers, both launched in April 2009, are expected to have a positive impact on our position in the marketplace. In addition, more advanced data services on handsets such as the X-tc, which we began to offer last quarter, should help us to continue to attract higher-value customers who have been a source of significantly higher than average data usage and ARPU. The specific level of our gross additions in the future will depend, in part, on the level of competitive activity and customer movement in the marketplace, along with the availability of attractive new offers and handset technology. Gross additions will also continue to be impacted by the seasonality of our business and the state of the economy.

Churn is used to measure customer turnover on an average monthly basis. Churn is calculated as the ratio of the net number of customers who disconnect from our service during the period being measured to the weighted average number of customers during that period, divided by the number of months during the period being measured. The net number of customers who disconnect from our service is calculated as the total number of customers who disconnect less the adjustments noted under gross additions above. These adjustments are applied in order to arrive at a more meaningful measure of churn. The weighted average number of customers is the sum of the average number of customers for each day during the period being measured, divided by the number of days in the period. For our prepaid offers, churn includes those pay-by-the-minute customers who we automatically disconnect from our service when they have not replenished, or “Topped-Up,” their accounts for 150 days, as well as those monthly customers who we automatically disconnect when they have not paid their monthly recurring charge for 150 days (except for such monthly customers who are engaged in a retention program or who replenish their account for less than the amount of their monthly recurring charge and, according to the terms of our monthly plans, may continue to use our services on a pay-by-the-minute basis), and such customers who voluntarily disconnect from our service prior to reaching 150 days since replenishing their account or paying their monthly recurring charge. We utilize 150 days in our calculation because it represents the last date upon which a customer who replenishes his or her account is still permitted to retain the same phone number. We also have a “service preserver” option which allows customers to extend the 150-day period to one year by replenishing their account using an annual top-up. In this case, we will automatically disconnect their service if an additional top-up is not made within 415 days of the qualifying annual top-up. For our postpaid offers, churn includes those customers who either disconnect from our service voluntarily or whose service we disconnect for nonpayment. These calculations are consistent with the terms and conditions of our service offering. Going forward, churn will also include those Broadband2Go customers who have not purchased a new data pack within the previous 12 months, less the adjustments noted under gross additions above. We believe churn is a useful metric to track changes in customer retention over time and to help evaluate how changes in our business and services offerings affect customer retention. In addition, churn is also useful for comparing our customer turnover to that of other wireless communications providers. Churn for the three and six months ended June 30, 2009 was 5.3% and 5.0%, respectively, as compared to 5.6% and 5.3% for the same periods last year. Despite continued weakness in the economy, we were able to show an improvement in churn year over year due to the flexibility and competitive price points on our expanded suite of offers, the attractiveness of our expanded suite of handsets, and our effective retention programs, including our recent Pink Slip Protection program. As with gross additions, the trends in our churn will continue to reflect competitive activity in the marketplace. Also, we believe our customer behavior will continue to be affected by some seasonality in our business and by the state of the economy. In addition to continually improving our offers and handsets, our ongoing lifecycle management programs, which target specific customer segments deemed valuable to our business, will help to mitigate both economic and competitive pressure in the future.

Net customer additions and end-of-period customers are used to measure the growth of our business, to forecast our future financial performance and to gauge the marketplace acceptance of our offerings. Net customer additions represents the number of new prepaid customers who activated an account during a period, the number of new or existing postpaid customers who entered into a new long-term contract (rather than an extension of an existing contract) and the number of Broadband2Go customers who activated a broadband device, adjusted for churn during the same period. End-of-period customers are the total number of customers at the end of a given period. For the three and six months ended June 30, 2009, we experienced a net loss of 0.3 million and 0.4 million customers, respectively, as compared to a net loss of 0.1 million for both of the same periods last year. The decline in our net customer additions was driven by our lower gross additions, reflecting the increased competitive pressure and our focus on attracting higher-value customers discussed earlier, partially mitigated by lower churn. As of June 30, 2009, we had approximately 5.0 million customers, a decline of 7.4%, as compared to the 5.4 million customers we had as of December 31, 2008. Net customer additions reflect a percentage share of new users in the marketplace as well as a percentage of customers who have switched to us from our competitors, net of our competitive losses, or churn. We believe that a continued challenging economic environment, and our continued focus on value and flexibility, may make our products and services more attractive to consumers as they evaluate their spending, which could have a positive impact on our net additions.

Non-GAAP performance metrics. We use several financial performance metrics, including Adjusted EBITDA, Adjusted EBITDA margin, ARPU, CCPU, CPGA and Free cash flow, which are not calculated in accordance with generally accepted accounting principles, or GAAP. A non-GAAP financial metric is defined as a numerical measure of a company’s financial performance that (1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP or (2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. We believe that the non-GAAP financial metrics that we use are helpful in understanding our operating performance from period to period and, although not every company in the wireless communications industry uses these metrics or defines these metrics in precisely the same way, we believe that these metrics, as we use them, facilitate comparisons with other wireless communications providers. These metrics should not be considered substitutes for any performance metric determined in accordance with GAAP.

Adjusted EBITDA is calculated as net income (loss) plus interest expense-net, income tax expense, tax receivable agreements expense, depreciation and amortization (including the amortization of intangibles associated with our acquisition of Helio), write-offs of property and equipment, non-cash compensation expense, equity issued to a member, debt extinguishment costs and expenses of Bluebottle USA Investments L.P. prior to the completion of the IPO. Effective this year, it is no longer necessary to exclude non-controlling interest, or minority interest, because it is excluded in the new definition of net income pursuant to Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, or FAS 160. FAS 160 has been applied retrospectively for presentation purposes. Although the items excluded from Adjusted EBITDA are all necessary elements of our cost structure, they are customary adjustments in the calculation of supplemental metrics. We believe Adjusted EBITDA is a useful tool in evaluating performance because it eliminates items which do not relate to our core operating performance. Adjustments relating to interest expense, income tax expense, depreciation and amortization and write-offs of fixed assets are each customary adjustments in the calculation of supplemental measures of performance. We also exclude tax receivable agreement-related expenses for payments to the Virgin Group, for the utilization of net operating loss carryforwards, and to Sprint Nextel, for the increase in tax basis that will be allocated to us, as we consider them to be the functional equivalent of paying taxes. We believe that the exclusion of non-cash compensation expense provides investors with a more meaningful indication of our performance as these non-cash charges relate to the equity portion of our capital structure and not our core operating performance. The expenses of Bluebottle USA Investments L.P. also do not relate to our core operating performance and are, therefore, excluded. We believe that the exclusion of equity issued to a member and debt extinguishment costs is appropriate because these charges relate to the debt and equity portions of our capital structure and are not expected to be incurred in future periods. We believe such adjustments are meaningful because they arrive at an indicator of our core operating performance which our management uses to evaluate our business. Specifically, our management uses Adjusted EBITDA in their calculation of compensation targets, preparation of budgets and evaluation of performance.

We believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our company’s overall operating performance and that this metric facilitates comparisons with other wireless communications companies. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, as an alternative to net income, operating income or any other measures derived in accordance with GAAP, or as a substitute for analysis of our results as reported under GAAP. The items we eliminate in calculating Adjusted EBITDA are significant to our business: (1) interest expense-net is a necessary element of our costs and ability to generate revenue because we incur interest expense related to any outstanding indebtedness, (2) to the extent that we incur income taxes, they represent a necessary element of our costs and our ability to generate revenue because ongoing revenue generation is expected to result in future income tax expense, (3) depreciation and amortization are necessary elements of our costs, (4) write-offs of property and equipment eliminate non-productive assets from our balance sheet, reconciling it to our earnings, (5) tax receivable agreements expenses are the costs related to our tax receivable agreements, as they are reimbursements to the Virgin Group, for the utilization of net operating loss carryforwards we received as part of the IPO, and to Sprint Nextel, for the increase in tax basis that will be allocated to us, (6) non-cash compensation expense is expected to be a recurring component of our costs which may allow us to incur lower cash compensation costs to the extent that we grant non-cash compensation, (7) expense resulting from equity issued to a member represents an actual cost relating to a prior contractual obligation, and (8) expenses associated with Bluebottle USA Investments L.P. prior to the IPO is a non-recurring component of our cost. Furthermore, any measure that eliminates components of our capital structure and the carrying costs associated with the property and equipment on our balance sheet has material limitations as a performance measure. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

For the three and six months ended June 30, 2009, Adjusted EBITDA was $43.9 million and $93.4 million, respectively, as compared to $32.3 million and $61.0 million for the same periods last year. Our year-over-year Adjusted EBITDA performance reflects lower gross additions and related acquisition costs, due to competitive pressure and the shift in our strategy to focus on higher-value customers, as well as our ability, to date, to mitigate pressure from the economic recession and a related optimization of our customers to lower-priced offers with a continued focus on operating efficiencies, including a reduction in our Sprint Nextel network rates. Our Adjusted EBITDA performance also reflects approximately $1.2 million and $4.3 million of restructuring and transition costs incurred this quarter and year, respectively, related to our IBM Agreement, our acquisition of Helio and fourth quarter 2008 workforce reductions. As we may experience some continued pressure on revenue resulting from customer optimization to lower priced offers and messaging, we have considered, and will continue to consider, additional cost alignment measures, including the reduction of administrative costs or changes to our handset prices which would reduce our overall handset subsidies.

Adjusted EBITDA margin is used to measure our Adjusted EBITDA performance relative to our net service revenue so that we can gauge the performance of Adjusted EBITDA normalized for the changing scale of our business. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by our net service revenue. For the three and six months ended June 30, 2009, our Adjusted EBITDA margin was 15.1% and 15.4%, respectively, as compared to 11.0% and 10.2% for the same periods last year. Our year-over-year Adjusted EBITDA margin performance reflects our lower acquisition costs and improved operating efficiencies, including a reduction in per unit network cost, partially offset by the impact of customer migrations to lower priced plans, including our new $49.99 unlimited offer launched in April of this year, and this year’s restructuring and transition costs noted above.

The following table illustrates the calculation of Adjusted EBITDA and Adjusted EBITDA margin and reconciles Adjusted EBITDA to net income, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except Adjusted EBITDA margin)	2009	2008	2009	2008
Net income	$21,825	$5,506	$40,885	$10,255
Plus:
Depreciation and amortization	9,525	8,844	19,823	17,522
Interest expense - net	5,120	7,933	10,707	17,272
Income tax expense	353	432	1,282	867
Tax receivable agreements expense	3,595	6,036	14,221	8,116
Non-cash compensation expense	3,277	3,340	6,320	6,761
Write-offs of property and equipment	157	230	157	230

Adjusted EBITDA	$43,852	$32,321	$93,395	$61,023

Net service revenue	$289,965	$293,824	$608,064	$600,814
Adjusted EBITDA Margin	15.1%	11.0%	15.4%	10.2%

ARPU is used to measure and track the average revenue generated by our customers on a monthly basis. ARPU is calculated as net service revenue for the period being measured divided by the weighted average number of customers for that period, further divided by the number of months in that period. The weighted average number of customers is the sum of the average customers for each day during the period being measured divided by the number of days in that period. ARPU helps us to evaluate customer performance based on customer revenue and to forecast our future service revenues. For the three and six months ended June 30, 2009, ARPU was $18.98 and $19.54, respectively, as compared to $19.49 and $19.82 for the same periods last year. ARPU for the prior periods was originally reported as $19.32 and $19.63, with the change due to the inclusion in net service revenue of the surcharge collected from customers, primarily for USF, formerly recorded as a reduction in cost of service. The decline in ARPU as compared to last year reflects the optimization of our highest-value customers to lower-priced offers, including our new $49.99 unlimited offer, a continued trend towards substitution of lower priced text messaging for voice services and the impact of contributing to additional state E911 funds this year. These factors were partially offset by higher penetration and usage for our mobile data services, the latter stimulated by new offerings and new handsets. Our focus on attracting high-value customers, and increased penetration of new handsets and services which generate significantly higher than average ARPU, should help to offset any continued pressure on this metric.

The following table illustrates the calculation of ARPU and reconciles ARPU to net service revenue which we consider to be the most directly comparable GAAP financial measure.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except number of months and ARPU)	2009	2008	2009	2008
Net service revenue	$289,965	$293,824	$608,064	$600,814
Divided by weighted average number of customers	5,093	5,026	5,186	5,053
Divided by number of months in the period	3	3	6	6

ARPU	$18.98	$19.49	$19.54	$19.82

CCPU is used to measure and track our costs to provide support for our services to our existing customers on an average monthly basis. The costs included in this calculation are our (1) cost of service (exclusive of depreciation and amortization), excluding cost of service associated with initial customer acquisition, (2) general and administrative expenses, excluding Bluebottle USA Investments L.P. general and administrative expenses prior to the IPO, non-cash compensation expense and write-offs of property and equipment, (3) restructuring expense, (4) net loss on equipment sold to existing customers, (5) cooperative advertising in support of existing customers and (6) other expense (income), excluding tax receivable agreements expenses, debt extinguishment costs and other expense (income) associated with Bluebottle USA Investments L.P., prior to the IPO. These costs are divided by our weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. CCPU helps us to assess our ongoing business operations on a per customer basis, and evaluate how changes in our business operations affect the support costs per customer. Given its use throughout the industry, CCPU also serves as a standard by which we compare our performance against that of other wireless communications companies. For the three and six months ended June 30, 2009, our CCPU was $12.12 and $12.46, as compared to $11.87 and $12.05 for the same periods last year. Our CCPU for the prior periods was originally reported as $11.71 and $11.86, with the change reflecting the inclusion of USF fees on a gross basis, with the surcharge collected from customers now reflected in ARPU, as discussed earlier. The increase in CCPU as compared to last year was driven primarily by net additions to our hybrid plan customers who have a higher usage profile, and the impact of fixed costs spread over our subscriber base, including approximately $1.2 million and $4.3 million of restructuring and transition costs incurred this quarter and year, respectively, related to our IBM Agreement, our acquisition of Helio and fourth quarter 2008 workforce reductions. These factors were partially offset by lower average voice usage for our prepaid customers, operating efficiencies, including decreasing costs on the per-minute rate charged to us by Sprint Nextel, and a lower average cost for replacement handsets. We anticipate that there may be some continued pressure on CCPU in the future as the economy improves, due to the growth of hybrid customers and potentially increasing customer usage and purchases of subsidized replacement handsets; however, continued operating efficiencies in the business are expected to help offset that pressure. In addition, we will consider appropriate cost reductions and pricing actions necessary to maintain a balanced relationship between ARPU and CCPU. As discussed under “PCS Services Agreement”, on April 7, 2009, we entered into the Ninth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Ninth Amendment, effective April 1, 2009, we pay fixed, lower rates for domestic network usage for each minute of use each month exceeding a base amount. Beginning January 1, 2010, we will pay a fixed rate for messages, regardless of volume, and will no longer be eligible to receive a discount for messaging rates in 2010 based on aggregate payments for all usage during 2009. Also, beginning January 1, 2010, we will be eligible to receive a discount to existing rates for data services relative to aggregate payments for all usage during 2009. These changes will help us to offset any upward pressure on CCPU.

The following table illustrates the calculation of CCPU and reconciles total costs used in the CCPU calculation to cost of service, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except number of months and CCPU)	2009	2008	2009	2008
Cost of service (exclusive of depreciation and amortization)	$91,485	$84,867	$187,075	$171,585
Less: Cost of service associated with initial customer acquisition	(209)	(461)	(506)	(961)
Add: General and administrative expenses	80,326	80,143	173,643	164,656
Add: Restructuring expense	730	—	1,481	—
Less: Non-cash compensation expense	(3,277)	(3,340)	(6,320)	(6,761)
Less: Write-offs of property and equipment	(157)	(230)	(157)	(230)
Add: Net loss on equipment sold to existing customers	15,947	18,778	31,821	37,139
Add: Cooperative advertising in support of existing customers	355	(867)	742	(260)
Add: Other expense, net of tax receivable agreements expense	(3)	74	3	74

Total CCPU costs	$185,197	$178,964	$387,782	$365,242
Divided by weighted average number of customers	5,093	5,026	5,186	5,053
Divided by number of months in the period	3	3	6	6

CCPU	$12.12	$11.87	$12.46	$12.05

CPGA is used to measure the cost of acquiring a new customer. The costs included in this calculation are our (1) selling expenses less cooperative advertising in support of existing customers, (2) net loss on equipment sales (cost of equipment less net equipment revenue), excluding the net loss on equipment sold to existing customers, write-offs of property and equipment and equity previously issued to a member of Virgin Mobile USA, LLC, and (3) cost of service associated with initial customer acquisition. These costs are divided by gross additions for the period being measured. CPGA helps us to assess the efficiency of our customer acquisition methods and evaluate our sales and distribution strategies. CPGA also allows us to compare our average acquisition costs to those of other wireless communications providers. For the three and six months ended June 30, 2009, our CPGA was $113.65 and $108.82, respectively, as compared to $113.38 and $114.53 for the same periods last year. The decline in CPGA for the six month period primarily reflects a decline in advertising and media spending and lower handset subsidies, which more than offset the impact of fixed costs spread over lower gross additions. The relatively flat performance versus last year for the current quarter reflects a greater decline in gross additions than we experienced in the first quarter, and the impact of that on fixed costs, which more than offset the impact of lower advertising and media spending. The variable component of CPGA (the component which varies directly with the number of customers we acquire and which includes costs such as our handset subsidy) will continue to vary based on our mix of handsets and our marketing efforts to acquire new customers. Overall CPGA performance, including costs which are less variable in nature, such as marketing costs, which are allocated across our gross additions, will continue to vary based on our level of gross additions.

The following table illustrates the calculation of CPGA and reconciles the total costs used in the CPGA calculation to selling expense, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except CPGA)	2009	2008	2009	2008
Selling expenses	$16,891	$26,274	$38,624	$54,761
Add: Cost of equipment	77,718	99,755	157,109	204,773
Less: Net equipment and other revenue	(17,600)	(26,040)	(36,789)	(49,067)
Less: Net loss on equipment sold to existing customers	(15,947)	(18,778)	(31,821)	(37,139)
Less: Cooperative advertising in support of existing customers	(355)	867	(742)	260
Add: Cost of service associated with initial customer acquisition	209	461	506	961

Total CPGA costs	$60,916	$82,539	$126,887	$174,549
Divided by gross additions	536	728	1,166	1,524

CPGA	$113.65	$113.38	$108.82	$114.53

Comparison of results of operations for the three and six months ended June 30, 2009 to the three and six months ended June 30, 2008

	Three months ended June 30,		Change
($ in thousands)	2009	2008	$	%
Operating revenue:
Net service revenue	$289,965	$293,824	$(3,859)	(1.3)%
Net equipment and other revenue	17,600	26,040	(8,440)	(32.4)%

Total operating revenue	307,565	319,864	(12,299)	(3.8)%

Operating expenses
Cost of service (exclusive of depreciation and amortization)	91,485	84,867	6,618	7.8%
Cost of equipment	77,718	99,755	(22,037)	(22.1)%
Selling, general and administrative (exclusive of depreciation and amortization)	97,217	106,417	(9,200)	(8.6)%
Restructuring	730	—	730	N/M
Depreciation and amortization	9,525	8,844	681	7.7%

Total operating expenses	276,675	299,883	(23,208)	(7.7)%

Operating income	30,890	19,981	10,909	54.6%

Other expense (income)
Interest expense	5,123	7,952	(2,829)	(35.6)%
Interest income	(3)	(19)	16	84.2%

Interest expense - net	5,120	7,933	(2,813)	(35.5)%
Other expense	3,592	6,110	(2,518)	(41.2)%

Total other expense - net	8,712	14,043	(5,331)	(38.0)%

Income before income tax expense	22,178	5,938	16,240	273.5%
Income tax expense	353	432	(79)	(18.3)%

Net income	21,825	5,506	16,319	296.4%
Net income attributable to the noncontrolling interest	4,609	1,960	2,649	135.2%

Net income attributable to Virgin Mobile USA, Inc.	$17,216	$3,546	$13,670	385.5%

	Six months ended June 30,		Change
($ in thousands)	2009	2008	$	%
Operating revenue:
Net service revenue	$608,064	$600,814	$7,250	1.2%
Net equipment and other revenue	36,789	49,067	(12,278)	(25.0)%

Total operating revenue	644,853	649,881	(5,028)	(0.8)%

Operating expenses
Cost of service (exclusive of depreciation and amortization)	187,075	171,585	15,490	9.0%
Cost of equipment	157,109	204,773	(47,664)	(23.3)%
Selling, general and administrative (exclusive of depreciation and amortization)	212,267	219,417	(7,150)	(3.3)%
Restructuring	1,481	—	1,481	N/M
Depreciation and amortization	19,823	17,522	2,301	13.1%

Total operating expenses	577,755	613,297	(35,542)	(5.8)%

Operating income	67,098	36,584	30,514	83.4%

Other expense (income)
Interest expense	10,713	17,342	(6,629)	(38.2)%
Interest income	(6)	(70)	64	91.4%

Interest expense - net	10,707	17,272	(6,565)	(38.0)%
Other expense	14,224	8,190	6,034	73.7%

Total other expense - net	24,931	25,462	(531)	(2.1)%

Income before income tax expense	42,167	11,122	31,045	279.1%
Income tax expense	1,282	867	415	47.9%

Net income	40,885	10,255	30,630	298.7%
Net income attributable to the noncontrolling interest	10,200	1,960	8,240	420.4%

Net income attributable to Virgin Mobile USA, Inc.	$30,685	$8,295	$22,390	269.9%

Operating Revenue

Total operating revenue for the three months ended June 30, 2009 was $307.6 million, a decline of $12.3 million, or 3.8%, as compared to the same period last year, reflecting a decline in net service revenue of 1.3% and a decline in net equipment and other revenue of 32.4%. Total operating revenue for the six months ended June 30, 2009 was $644.9 million, a decline of $5.0 million or 0.8% as compared to the same period last year, reflecting an increase in net service revenue of 1.2% more than offset by a decline in net equipment and other revenue of 25.0%.

Net service revenue consists primarily of voice and mobile data services, reduced by sales and E911 taxes. E911 taxes are typically assessed by state and local regulatory authorities on a flat rate basis, with most states basing it on the number of active customers. Net service revenue also includes non-refundable customer account balances, reflected as revenue after a customer has deactivated service, expired Top-Up cards and a surcharge collected from our customers, primarily for USF. Net service revenue for the three months ended June 30, 2009 was $290.0 million, a decline of $3.9 million, or 1.3%, as compared to the same period last year. The decline reflects the optimization of our highest-value customers to lower-priced monthly offers, including our new $49.99 unlimited offer, a continued trend towards substitution of lower priced text messaging for voice services and the impact of contributing to additional state E911 funds this year. These factors were partially offset by the inclusion of postpaid revenue this year and higher penetration and usage for our mobile data services, the latter stimulated by new offerings and new handsets. Net service revenue for the six months ended June 30, 2009 was $608.1 million, an increase of $7.3 million, or 1.2%, as compared to the same period last year, reflecting the same drivers as discussed for the quarter. Note that net service revenue for the prior periods was originally reported as $291.4 million and $595.1 million, respectively, with the change due to the inclusion of the surcharge collected from our customers.

Net equipment and other revenue consists primarily of handset sales, reduced by an allowance for returns, promotional handset price reductions and price protection estimates, and includes early termination fees associated with our postpaid offers. Net equipment and other revenue is also reduced for costs such as cooperative advertising, a fund provided by us to our retail partners and typically calculated as a percentage of sales that a retailer must use to promote our products, as well as commissions, for which we do not receive an identifiable and separable benefit. Net equipment and other revenue for the three months ended June 30, 2009 was $17.6 million, a decrease of $8.4 million or 32.4% as compared to the same period last year. This decrease primarily reflects a decrease in volume, reflecting lower gross additions, and an increase in promotional spending, recorded as a reduction of net equipment revenue, partially offset by an increase in average handset prices and the inclusion of early termination fees associated with our postpaid offers. Net equipment and other revenue for the six months ended June 30, 2009 was $36.8 million, a decrease of $12.3 million or 25.0% as compared to the same period last year, reflecting the same drivers as discussed for the quarter, with the latter showing a sharper year-over-year increase in prices mitigating the volume impact.

Operating Expenses

Cost of service includes network service costs, airtime taxes (including USF, State Public Utility Commission (PUC) taxes and other miscellaneous taxes and fees), production costs for Top-Up cards, mobile data service fees and entertainment content license fees. Cost of service for the three months ended June 30, 2009 was $91.5 million, an increase of $6.6 million, or 7.8%, compared to the same period last year. This increase reflects the impact on network utilization of higher usage, including usage on our postpaid offers and our new $49.99 unlimited prepaid offer, and the growth in our data services and messaging bundles, partially offset by a reduction in Sprint Nextel network rates. Cost of service for the six months ended June 30, 2009 was $187.1 million, an increase of $15.5 million, or 9.0%, compared to the same period last year, reflecting the same drivers as discussed for the quarter. Cost of service for the prior periods was originally reported as $82.4 million and $165.9 million, respectively, with the change due to the inclusion of USF taxes on a gross basis, with the surcharge collected from our customers now recorded in net service revenue, as discussed above.

Cost of equipment includes the cost of purchasing and packaging handsets sold to our customers. Cost of equipment is reduced for market development funds received from our handset vendors, which are recorded as a reduction to equipment cost. Cost of equipment for the three months ended June 30, 2009 was $77.7 million, a decrease of $22.0 million, or 22.1%, compared to the same period last year. This decrease primarily reflects the lower volume noted earlier and an increase in market development funds, which more than offset a mix shift to higher-end handsets, including prepaid handsets such as the X-tc and Shuttle, and incremental costs associated with our postpaid business. Cost of equipment for the six months ended June 30, 2009 was $157.1 million, a decrease of $47.7 million, or 23.3%, compared to the same period last year, reflecting the same drivers as discussed for the quarter.

Selling, general and administrative expenses for the three months ended June 30, 2009 were $97.2 million, a decrease of $9.2 million, or 8.6%, compared to the same period last year. This decrease resulted primarily from an $8.4 million decrease in advertising and media spending, a $3.3 million decrease in commissions amortized for sales of Top-Up cards, reflecting lower volume, and a $1.5 million decrease in royalties paid for a technology patent, reflecting lower volume and lower contracted rates. These were partially offset by a $1.8 million increase in administrative and other support expenses, a $1.1 million increase in our care center expenses, a $0.7 million increase in IT expenses and a $0.7 million increase in promotional expenses. Most of these areas reflect incremental expenses due to our acquisition of Helio and, in the case of IT, with the IBM Agreement. Selling, general and administrative expenses for the six months ended June 30, 2009 were $212.3 million, a decrease of $7.2 million, or 3.3%, compared to the same period last year. This decrease resulted primarily from an $15.7 million decrease in advertising and media spending, a $5.1 million decrease in commissions amortized for sales of Top-Up cards, reflecting lower volume, a $1.4 million decrease in royalties paid for a technology patent, reflecting lower volume and lower contracted rates and a $1.0 million decrease in supply chain and device expenses reflecting lower volume. These were partially offset by a $5.2 million increase in IT expenses, a $3.1 million increase in our care center expenses, a $3.5 million increase in administrative and other support expenses, a $1.6 million increase in expenses associated with voice and mobile device planning and a $1.8 million increase in promotional expenses. As noted above, most of these areas reflect incremental expenses due to our acquisition of Helio and, in the case of IT, with the IBM Agreement.

Restructuring expense for the three and six months ended June 30, 2009 was $0.7 million and $1.5 million, respectively, and consisted of employee charges associated with our IBM Agreement, our acquisition of Helio and our fourth quarter 2008 workforce reduction. We did not incur any restructuring expense for the three and six months ended June 30, 2008.

Depreciation and amortization expense for the three and six months ended June 30, 2009 was $9.5 million and $19.8 million, respectively, an increase $0.7 million, or 7.7%, and $2.3 million, or 13.1%, as compared to the same periods last year. The increase primarily reflects additional depreciation and amortization associated with Helio, partially offset by lower depreciation associated with other parts of the business. The impact of the Helio acquisition includes approximately $2.5 million and $5.0 million for the three and six month periods, respectively, for the amortization of intangible assets.

Interest expense - net for the three and six months ended June 30, 2009 was $5.1 million and $10.7 million, respectively, a decrease of $2.8 million, or 35.5%, and $6.6 million, or 38.0%, respectively, as compared to the same periods last year, with the decline reflecting lower average outstanding debt, due in particular to the debt pay-down in connection with our acquisition of Helio, and lower interest rates.

Other expense for the three and six months ended June 30, 2009 was $3.6 million and $14.2 million, respectively, a decrease of $2.5 million, or 41.2%, and an increase of $6.0 million, or 73.7%, respectively, as compared to the same periods last year, reflecting changes in our tax receivable agreements expense.

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

We have incurred substantial cumulative net losses and cumulative negative cash flows from operations since inception, and have negative Virgin Mobile USA, Inc. stockholders’ equity of $267.2 million, negative working capital of $126.4 million and outstanding non-current debt, including a capital lease, of $228.4 million as of June 30, 2009. We make significant initial cash outlays to acquire new customers in the form of handset and other subsidies. We incur costs to maintain current customers through the sale of replacement handsets at a loss. We expect these costs to be funded primarily through service revenue generated from our existing customer base and, when necessary, borrowings under our Revolving Credit Facility. Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that based on our current level of operations, together with cash generated from operations and our borrowing capacity under our Revolving Credit Facility, we will be able to finance our projected operating, investing and financing requirements for our existing operations and planned customer growth through at least June 30, 2010. As of June 30, 2009, if necessary, we could borrow up to an additional $66.0 million under our Revolving Credit Facility. Our ability to make scheduled payments of principal, to pay interest on or to refinance indebtedness and to satisfy other obligations, including obligations under the PCS Services Agreement with Sprint Nextel, as well as our ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any obligations under the Tax Receivable Agreements with the Virgin Group and Sprint Nextel are expected to be funded from available cash flow generated by our taxable earnings. We do not anticipate issuing debt specifically to fund any obligations that may arise under the Tax Receivables Agreements. We also believe that our obligations under all other related party agreements will be required to be satisfied with cash generated from operations or financed through our Revolving Credit Facility. If we materially underperform relative to our operating plan and our Revolving Credit Facility and cash flow from operations become insufficient to allow us to meet our obligations, we are committed to taking certain alternative actions that could include reducing customer acquisitions, inventory purchases, planned capital expenditures, marketing costs and other variable costs, and extending the payment to vendors for certain liabilities within contractual terms. If our operations do not generate sufficient positive operating cash flows, we may require additional capital to fund our operations or growth, to take advantage of expansion or acquisition opportunities, and to develop new products to compete effectively in the marketplace. In order to meet future liquidity needs, we may seek additional increases in our borrowing capacity under the Revolving Credit Facility, seek to raise additional funds through public or private debt or equity financing to support our operations, reduce anticipated capital expenditures and restructure debt repayment obligations. Additionally, our third party senior secured credit agreement, or Senior Credit Agreement, and Revolving Credit Facility mature in December 2010. Additional funds, however, may not be available to us on commercially reasonable terms, or at all, when we require them and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to our existing stockholders. There is no assurance we will be successful in achieving our operating plan or would be able to implement alternative actions or obtain additional borrowing capacity on acceptable terms.

Our credit facilities require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio. Based on our projected operating results and financial position, we expect to remain in compliance with the required covenants through at least June 30, 2010.

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

	Six months ended June 30,
(in thousands)	2009	2008
Cash flows provided by (used in):
Operating activities	$36,601	$38,573
Investing activities	(7,572)	(9,364)
Financing activities	(14,184)	(23,669)

Increase (decrease) in cash and cash equivalents	$14,845	$5,540

Net cash provided by operating activities for the six months ended June 30, 2009 was $36.6 million, a decrease of $2.0 million compared to the same period in 2008. This decrease in cash provided by operating activities is primarily the result of higher payments to Sprint Nextel for our PCS Services Agreement, higher payments for operating expenses primarily the result of our acquisition of Helio in August 2008, lower cash receipts from the sale of handsets and payments for other outstanding liabilities, including airtime taxes. These decreases to cash were partially offset by lower cash outlays for handset purchases and higher cash receipts from our customers for services due to our acquisition of Helio.

Net cash used in investing activities for the six months ended June 30, 2009 was $7.6 million, a decrease of $1.8 million compared to the same period in 2008. Net cash used in investing activities in each year resulted from expenditures for capital equipment and software to support the expansion of customer offerings. As we continue to expand our infrastructure to meet the needs of our customer base, we anticipate the continued use of cash in investing activities.

Net cash used in financing activities for the six months ended June 30, 2009 was $14.2 million compared to $23.7 million for the same period in 2008. During the six months ended June 30, 2009, we repaid $13.2 million of our outstanding indebtedness under our Senior Credit Agreement and had a net repayment of $1.0 million under our Revolving Credit Facility. During the six months June 30, 2008, we repaid $16.3 million of our outstanding indebtedness under our Senior Credit Agreement, repaid $5.0 million of our outstanding borrowings under the Revolving Credit Facility and had a decrease of $2.0 million in our bank overdraft position.

Free cash flow, a non-GAAP measure, is calculated as net cash provided by operating activities less capital expenditures. Free cash flow is an indicator of cash generated by our business after operating expenses, capital expenditures and interest expense. We believe this measure helps to (1) evaluate our ability to satisfy our debt and meet other mandatory payment obligations, (2) measure our ability to pursue growth opportunities, and (3) determine the amount of cash which may potentially be available to stockholders in the form of stock repurchase and/or dividends subject to the terms and conditions of our Senior Credit Agreement. Given that our business is not capital intensive, we believe this measure to be of particular relevance and utility. We also use Free cash flow internally for a variety of purposes, including managing our projected cash needs. For the six months ended June 30, 2009, Free cash flow was $29.0 million, a decrease of $0.2 million compared to the same period in 2008. This decrease is primarily the result of higher payments to Sprint Nextel for our PCS Services Agreement, higher payments for operating expenses primarily the result of our acquisition of Helio in August 2008, lower cash receipts from the sale of handsets and payments for other outstanding liabilities, including airtime taxes. These decreases to cash were partially offset by lower cash outlays for handset purchases, higher cash receipts from our customers for services due to our acquisition of Helio and lower capital expenditures.

The following table illustrates the calculation of Free cash flow and reconciles it to cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Six months ended June 30,
(in thousands)	2009	2008
Net cash provided by operating activities	$36,601	$38,573
Less: Capital expenditures	(7,572)	(9,364)

Free cash flow	29,029	29,209

Capital Requirements

We anticipate that the short-term funding needs for our business will principally relate to higher working capital requirements, capital expenditures for internal use software, information technology network and infrastructure in order to serve our customer base, scheduled interest and principal payments related to our debt, costs associated with outsourcing the majority of our Information Technology functions, and potential costs of compliance with regulatory requirements, such as E911.

Liquidity

Credit Facilities

Senior Secured Credit Agreement. At June 30, 2009 and December 31, 2008, we had $184.0 million and $197.2 million, respectively, outstanding under the Senior Credit Agreement. The Senior Credit Agreement is payable in installments, with a balloon payment of $151.0 million due on December 14, 2010.

The Senior Credit Agreement is collateralized by a general lien on all of our current and future assets. The outstanding principal bears interest at a Eurodollar rate plus an applicable margin of 5.50%, or an alternate base rate plus an applicable margin of 4.50%. The annualized interest rate applicable to the outstanding borrowings was 6.1% at June 30, 2009.

The Senior Credit Agreement contains a number of covenants that restrict certain of our actions. The Senior Credit Agreement also contains financial covenants, certain customary affirmative covenants and events of default.

Related Party Subordinated Secured Revolving Credit Facility. At June 30, 2009 and December 31, 2008, we had $69.0 million and $70.0 million, respectively, outstanding under the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility are subordinated to the Senior Credit Agreement and mature in December 2010, or when the Senior Credit Agreement is paid in full. We use the Revolving Credit Facility to cover the operating and investing cash needs of our business. This credit facility bears interest at a Eurodollar rate plus an applicable margin of 4.50%, or 12% if the Eurodollar rate cannot be ascertained. As of June 30, 2009 outstanding borrowings under the Revolving Credit Facility carried a weighted average annual interest rate of 5.6%. In April 2009, we repaid $7.5 million of the outstanding balance reducing the total amount outstanding under the Revolving Credit Facility to $69.0 million. If necessary, as of June 30, 2009, we could borrow up to an additional $66.0 million under the Revolving Credit Facility.

We expect to use the Revolving Credit Facility and available cash for the operating and investing cash needs of our business. This includes payments to the Virgin Group and Sprint Nextel under our related party agreements.

In addition to paying interest on the outstanding principal under the Revolving Credit Facility, we are required to pay a commitment fee to the Virgin Group under the Revolving Credit Facility at a rate currently equal to 1.0% per annum on the average daily unused portion of the Revolving Credit Facility. The commitment fee we pay to the Virgin Group on the unused portion of the Revolving Credit Facility is applied to the Virgin Group’s original lending commitment of $75 million and is not applied to the $25 million increase in the Virgin Group’s lending commitment nor is it applied to the unused portion of SK Telecom’s lending commitment.

At the election of the Virgin Group and SK Telecom, we may, on any interest payment date, pay interest through the issuance of a pay-in-kind, or PIK, note. The amount of the PIK note is due and payable on the date that the revolving commitments terminate, or can be prepaid as otherwise permitted under the terms of the Revolving Credit Facility and the Senior Credit Agreement. The interest on PIK notes would be paid on the interest payment date through the issuance of additional PIK notes. We may issue PIK notes to the Virgin Group and SK Telecom from time to time. No PIK notes were outstanding as of June 30, 2009.

A quarterly tolling charge of 1% is applied to the outstanding borrowings from the Virgin Group under the Revolving Credit Facility, although it is not applied to any borrowings from the Virgin Group in excess of $75 million. The charge is calculated based upon the amount drawn on the Revolving Credit Facility as of the last day of the quarter. We anticipate, based on $51.1 million of current borrowings with the Virgin Group, that we will incur $2.0 million additional annual interest expense.

The Revolving Credit Facility contains restrictive covenants that are similar to those imposed by the Senior Credit Agreement. In addition, the Revolving Credit Facility contains the same financial covenants as those required under the Senior Credit Agreement. The Revolving Credit Facility also contains certain customary affirmative covenants and events of default.

We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us on acceptable terms or in an amount sufficient to enable us to pay interest and principal on our debt or to fund our other liquidity needs. In addition, our limited tangible assets may further limit our ability to obtain loans or access the debt capital markets. Failure to satisfy our debt covenants or make any required payments could result in defaults under our credit facilities or our future debt agreements. As a result of such default, we may not be able to access our credit facilities or capital markets. If we experience a liquidity shortfall, we may be unable to make timely payments under the PCS Services Agreement, Tax Receivable Agreements to which we are a party or our other commercial agreements, which could result in penalties or termination of such agreements. In addition, we may be required to repay some or all of our outstanding indebtedness prior to its scheduled maturity.

As of June 30, 2009, we were in compliance with all financial covenants under our credit facilities.

Contractual Obligations, Commitments and Contingencies

On February 25, 2009, we entered into the Eighth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Eighth Amendment, our minimum required payment for the year ended December 31, 2008 decreased from $318.0 million to $317.2 million. On April 7, 2009, we entered into the Ninth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Ninth Amendment, effective April 1, 2009, we pay fixed, lower rates for domestic network usage for each minute of use each month exceeding a base amount. Beginning January 1, 2010, we will pay a fixed rate for messages, regardless of volume, and will no longer be eligible to receive a discount for messaging rates in 2010 based on aggregate payments for all usage during 2009. Also beginning January 1, 2010, we will be eligible to receive a discount to existing rates for data services relative to aggregate payments for all usage during 2009.

The Company entered into a three-year capital lease during the second quarter of 2009 for the purchase of software licenses in the amount of $4.1 million.

We are subject to legal and regulatory proceedings and claims arising in the normal course of business. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel assisting us with these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. We accrue a liability for matters if it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. Should developments in any of these matters cause a change in our determination regarding an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on our financial condition, results of operations and cash flows in the period or periods in which such change in determination, judgment or settlement occurs.

We and certain of our officers are defendants in a class-action federal lawsuit. The lawsuit alleges that the prospectus and registration statement filed pursuant our IPO contained materially false and misleading statements in violation of the Securities Act, and additionally alleges that at the time of the IPO we were aware, but did not disclose, that the results for the third quarter of 2007 indicated widening losses and slowing customer growth trends. At this time, it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from this lawsuit. Should developments in this lawsuit cause an unfavorable outcome and result in the need to recognize a material accrual, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Recently Issued and Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or FAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of FASB Statement No. 157, which provided a deferral of the effective date to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of FAS 157 on January 1, 2009 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial condition, results of operations or cash flows.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2. FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities, including criteria for when to recognize an impairment through earnings versus other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 requires additional disclosures only and did not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, or FSP FAS 141(R)-1. FSP FAS 141(R)-1 amends and clarifies FAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material impact on our financial condition, results of operations or cash flows.

In May, 2009, the FASB issued FAS 165, Subsequent Events, or FAS 165, which provides guidance on management’s assessment of subsequent events. FAS 165 is modeled after the same principles as the subsequent event guidance in auditing literature with some terminology changes and additional disclosures. FAS 165 requires disclosure of the date through which management has evaluated subsequent events and whether that evaluation date is the date of issuance or the date the financial statements were available to be issued. FAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued FAS 167, Amendments to FASB Interpretation No. 46(R). FAS 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, FAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. FAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of FAS 167 is not expected to have a material impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, or FAS 168. FAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by non governmental entities. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 will not have a material impact on our financial condition, results of operations or cash flows.

Forward-Looking Statements

This quarterly report contains certain forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. These statements include, but are not limited to, statements about our strategies, plans, objectives, expectations, intentions, expenditures, and assumptions and other statements contained in this annual report that are not historical facts. When used in this document, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “project” and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.

Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes to our business resulting from increased competition;

•	our ability to develop, introduce and market innovative products, services and applications;

•	our customer turnover rate, or “churn”;

•	bulk handset purchase and trading schemes;

•	changes in general economic, business, political and regulatory conditions;

•	availability and cost of the nationwide Sprint PCS network and Sprint Nextel’s costs associated with operating the network;

•	potential liability resulting from pending or future litigation, or from changes in the laws, regulations or policies;

•	the degree of legal protection afforded to our products;

•	changes in interest rates;

•	changes in the prices of mobile phones that we purchase from manufacturers;

•	changes in the composition or restructuring of us or our subsidiaries and the successful completion of acquisitions, divestitures and joint venture activities;

•	our ability to meet cash requirements for the next 12 to 18 months;

•	our ability to remain in compliance with debt covenants for the next 12 months; and

•	the various other factors discussed in the “Risk Factors” section of this report.

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

Our financial instruments consist of cash, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. As of June 30, 2009, we had cash and cash equivalents of $26.9 million. We are exposed to interest rate risks primarily through borrowings under our Senior Credit Agreement and Revolving Credit Facility. Interest on all of our borrowings under our credit facilities is variable based on a Eurodollar rate plus an applicable margin. As of June 30, 2009, our borrowings were $184.0 million under our Senior Credit Agreement and $69.0 million under our Revolving Credit Facility. Prior to 2009 we used derivatives to manage our interest rate exposure on certain of our debt obligations. There have been no material changes to our market risk sensitive instruments and positions as described in our annual report on Form 10-K as of December 31, 2008.

Our operations are based in the United States and, accordingly, all of our transactions are denominated in U.S. dollars. We are currently not exposed to market risks from changes in foreign currency.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

No changes occurred during the three months ended June 30, 2009 in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to legal and regulatory proceedings and claims arising in the normal course of business. We assess our potential liability by analyzing litigation and regulatory matters using available information. Views are developed on estimated losses in consultation with outside counsel assisting us with these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. We accrue a liability for matters if it is probable that a loss contingency exists and we can reasonably estimate the amount of the possible loss. Should developments in any of these matters cause a change in our determination regarding an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on our financial condition, results of operations and cash flows in the period or periods in which such change in determination, judgment or settlement occurs. The information set forth in Note 13 to our financial statements, “ – Commitments and Contingencies,” on page 16 of this report is incorporated herein by reference.

Item 1A.	Risk Factors.

The information set forth in our annual report on Form 10-K for the year ended December 31, 2008 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 20, 2009, at the Company’s Annual Meeting of Stockholders, the following proposals were acted upon:

(1) Ten nominees for the Board of Directors were elected to a one-year term expiring in 2010. The votes were as follows:

	For	Withheld	Year Term Expires
Daniel H. Schulman	58,654,389	5,411,342	2010
Thomas O. Ryder	63,374,254	691,477	2010
Richard Chin	58,411,267	5,654,464	2010
L. Kevin Cox	63,037,714	1,028,017	2010
Douglas B. Lynn	58,345,342	5,680,389	2010
Gordon D. McCallum	58,345,342	5,680,389	2010
Mark Poole	58,384,660	5,681,071	2010
Robert Samuelson	58,113,751	5,951,980	2010
Kenneth T. Stevens	63,096,839	968,892	2010
Sungwon Suh	58,446,902	5,618,829	2010

(2) The selection of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for the fiscal year ending December 31, 2009. The votes were as follows:

For	63,890,272
Against	158,214
Abstain	17,245

Item 5.	Other Information.

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

On June 18, 2009, pursuant to Section 5.1 of the Company’s Second Amended and Restated Certificate of Incorporation (previously disclosed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed June 16, 2009) and Section 7.08 of the Amended and Restated Limited Partnership Agreement of the Operating Partnership (previously disclosed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2008), EarthLink, Inc. exchanged its interest in the Operating Partnership for Company Class A common stock. Following the conversion, EarthLink, Inc. held 2.7% of the Company’s Class A common stock.

Merger Agreement

On July 27, 2009, the Company entered into a definitive transaction agreement (the “Merger Agreement”) with Sprint Nextel and Sprint Mozart, Inc., a newly formed wholly owned subsidiary of Sprint Nextel, in connection with the acquisition of the Company by Sprint Nextel.

Pursuant to the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), upon the terms and subject to the conditions set forth therein, Sprint Mozart, Inc. will be merged with and into the Company (the “Merger”). As a result of the Merger, the separate corporate existence of Sprint Mozart, Inc. will cease and the Company will continue as the surviving corporation of the Merger and a wholly owned subsidiary of Sprint Nextel. In connection with the Merger, pursuant to the terms of the Merger Agreement, (i) except as set forth in clauses (ii) and (iii) below, each outstanding share of the Company’s Class A Common Stock, par value $0.01 per share (“Class A Common Stock”), will be converted into the right to receive a number of shares of Series 1 voting common stock, par value $2.00 per share, of Sprint Nextel (“Sprint Nextel Shares”) and cash in lieu of fractional shares based on an Exchange Ratio (as defined in the Merger Agreement and described below), (ii) each outstanding share of Class A Common Stock and the Company’s Class C Common Stock, par value $0.01 per share (“Class C Common Stock”), held by Corvina Holdings Limited and Cortaire Limited (together with their respective affiliates, the “Virgin Group”) will be converted into the right to receive a number of Sprint Nextel Shares and cash in lieu of fractional shares based on the Exchange Ratio multiplied by 93.09% (the “Virgin Group Exchange Ratio”), (iii) each outstanding share of Class A Common Stock and Class C Common Stock held by SK Telecom will be converted into the right to receive a number of Sprint Nextel Shares and cash in lieu of fractional shares based on the Exchange Ratio multiplied by 89.84% (the “SK Exchange Ratio”), (iv) each outstanding share of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (“Preferred Stock”), all of which are owned by the Virgin Group and SK Telecom as of July 27, 2009, will be converted into the right to receive a number of Sprint Nextel Shares and cash in lieu of fractional shares after giving effect to the conversion of such shares of Preferred Stock into Class A Common Stock multiplied by (1) in the case of the Virgin Group, the Virgin Group Exchange Ratio, and (2) in the case of SK Telecom, the SK Exchange Ratio, and (v) each outstanding share of the Company’s Class B Common Stock, par value $0.01 per share (“Class B Common Stock” and together with the Class A Common Stock, Class C Common Stock and Preferred Stock, referred to as “Virgin Mobile Shares”) will be canceled without any conversion thereof and no consideration will be delivered in respect thereto.

The Exchange Ratio is equal to the number determined by dividing $5.50 by the average of the closing prices of Sprint Nextel Shares for the 10 trading days ending on the second trading day immediately preceding the Effective Time (the “Average Parent Stock Price”); provided, however, that (x) if the number determined by dividing $5.50 by the Average Parent Stock Price is less than or equal to 1.0630, the Exchange Ratio will be 1.0630 and (y) if the number determined by dividing $5.50 by the Average Parent Stock Price is greater than or equal to 1.3668, the Exchange Ratio will be 1.3668.

The Merger and the other transactions contemplated by the Merger Agreement are subject to various closing conditions, including approval of the Merger Agreement by the Company’s stockholders, the accuracy of representations and warranties and compliance with covenants, receipt of regulatory approvals, continued effectiveness of certain agreements (including that the Company’s Chief Executive Officer, Daniel H. Schulman, shall not have rescinded his employment agreement) and other customary closing conditions. The Merger is expected to be completed in the fourth quarter of 2009 or in early 2010.

Prior to approval by the Company’s stockholders of the Merger Agreement, the Company’s board of directors may, in certain circumstances, make a Change of Recommendation (as defined in the Merger Agreement) if there is an Intervening Event (as defined in the Merger Agreement) upon compliance with certain notice and other specified conditions set forth in the Merger Agreement.

The Merger Agreement contains certain termination rights for both the Company and Sprint Nextel, including the right of the Company to terminate the Merger Agreement in the event there is a Superior Proposal (as defined in the Merger Agreement) upon the Company’s compliance with certain notice and other specified conditions set forth in the Merger Agreement, and the right of Sprint Nextel to terminate the Merger Agreement if the Company’s board of directors makes a Change of Recommendation. The Merger Agreement provides that, upon termination under certain specified circumstances, the Company would be required to pay Sprint Nextel a termination fee of $14,200,000.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virgin Mobile USA, Inc.

August 10, 2009	/s/ John D. Feehan, Jr.
John D. Feehan, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibits	Description

3.1	Amended and Restated Certificate of Incorporation *

3.2	Second Amended and Restated Bylaws **

4.1	Amended and Restated Stockholders’ Agreement, dated October 16, 2007 **

4.2	Registration Rights Agreement, dated October 16, 2007 ***

10.1	Amendment No. 9 to Amended and Restated PCS Services Agreement, dated April 7, 2009 ****

10.2	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.*****

31.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-160016).

**	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2008.

***	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 16, 2007.

****	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2009.

*****	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2009.