Form 10-Q
period 2009-09-30
Virgin Mobile USA, Inc.
filed 2009-11-06
CIK 1396546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of each of the registrant’s classes of common stock outstanding as of October 31, 2009 was as follows:

Class A common stock, par value $0.01 per share	67,354,173
Class B common stock, par value $0.01 per share	1
Class C common stock, par value $0.01 per share	115,062

Virgin Mobile USA, Inc.

Form 10-Q

For the quarterly period ended September 30, 2009

Virgin Mobile USA, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$20,740	$12,030
Accounts receivable, less allowances of $3,780 at September 30, 2009 and $6,345 at December 31, 2008	44,942	64,737
Due from related parties	132	132
Other receivables	9,132	12,993
Inventories	98,986	132,410
Prepaid expenses and other current assets	32,253	21,563

Total current assets	206,185	243,865

Property and equipment	196,968	183,058
Accumulated depreciation and amortization	(154,123)	(133,888)

Property and equipment - net	42,845	49,170
Acquired intangible assets - net	39,546	49,903
Goodwill	11,724	11,487
Other assets	7,114	12,643

Total assets	$307,414	$367,068

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69,498	$96,365
Due to related parties	39,686	55,838
Accrued expenses and other current liabilities	85,359	112,842
Deferred revenue	121,011	136,367
Current portion of long-term debt, including capital lease obligation	28,910	26,395

Total current liabilities	344,464	427,807
Long-term debt, including capital lease obligation	152,380	170,779
Related party debt	46,500	70,000
Due to related parties	7,939	—
Other liabilities	364	2,365

Total liabilities	551,647	670,951

Commitments and contingencies (See Note 13)
Series A convertible preferred stock, par value $0.01 and stated value $1,000 per share - 50,000 shares authorized issued and outstanding at December 31, 2008	—	50,000
Equity:
Virgin Mobile USA, Inc. stockholders’ equity:
Series A convertible preferred stock, par value $0.01 and stated value $1,000 per share - 53,000 shares authorized, issued and outstanding at September 30, 2009	1	—
Class A common stock, par value $0.01 per share - 200,000,000 shares authorized, and 67,180,001 shares issued and outstanding, net of 39,161 treasury shares at September 30, 2009, and 64,709,646 shares issued and outstanding, net of 37,560 treasury shares at December 31, 2008	672	647
Class C common stock, par value $0.01 per share - 999,999 shares authorized, and 115,062 shares issued and outstanding at September 30, 2009 and December 31, 2008	1	1
Class B common stock, par value $0.01 per share - 2 shares authorized and 1 share issued and outstanding at September 30, 2009, and 1 share authorized, issued and outstanding at December 31, 2008	—	—
Additional paid-in-capital	451,999	390,637
Accumulated deficit	(707,626)	(746,915)

Total Virgin Mobile USA, Inc. stockholders’ equity	(254,953)	(355,630)
Noncontrolling interest	10,720	1,747

Total equity	(244,233)	(353,883)

Total liabilities and equity	$307,414	$367,068

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating revenue
Net service revenue	$273,138	$308,379	$881,202	$909,193
Net equipment and other revenue	19,921	18,154	56,710	67,221

Total operating revenue	293,059	326,533	937,912	976,414

Operating expenses
Cost of service (exclusive of depreciation and amortization)	95,242	87,891	282,317	259,476
Cost of equipment	74,145	102,997	231,254	307,770
Selling, general and administrative (exclusive of depreciation and amortization)	103,206	104,510	315,473	323,927
Restructuring	2,246	6,511	3,727	6,511
Depreciation and amortization	12,095	10,538	31,918	28,060

Total operating expenses	286,934	312,447	864,689	925,744

Operating income	6,125	14,086	73,223	50,670

Other (income) expense
Interest expense	4,360	8,591	15,073	25,933
Interest income	(1)	(1,686)	(7)	(1,756)

Total interest expense - net	4,359	6,905	15,066	24,177
Other (income) expense	(6,285)	(1,737)	7,939	6,453

Total other (income) expense - net	(1,926)	5,168	23,005	30,630

Income before income tax (benefit) expense	8,051	8,918	50,218	20,040
Income tax (benefit) expense	(777)	421	505	1,288

Net income	8,828	8,497	49,713	18,752
Net income attributable to the noncontrolling interest	224	4,430	10,424	6,390

Net income attributable to Virgin Mobile USA, Inc.	8,604	4,067	39,289	12,362
Preferred stock dividends	549	333	1,016	333

Net income attributable to Virgin Mobile USA, Inc. common stockholders	$8,055	$3,734	$38,273	$12,029

Net income	$8,828	$8,497	$49,713	$18,752
Other comprehensive income:
Unrealized gain on interest rate swap	—	1,337	—	803

Comprehensive income	8,828	9,834	49,713	19,555
Comprehensive income attributable to the noncontrolling interest	224	4,430	10,424	6,390

Total comprehensive income attributable to Virgin Mobile USA, Inc.	$8,604	$5,404	$39,289	$13,165

Basic and diluted earnings per share information:
Net income attributable to Virgin Mobile USA, Inc. common stockholders:
Basic	$0.12	$0.07	$0.58	$0.23
Diluted	$0.10	$0.07	$0.53	$0.23
Weighted average common shares outstanding:
Basic	67,045	52,987	65,577	52,844
Diluted	89,498	65,046	74,473	52,943

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Net income	$49,713	$18,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,918	28,060
Amortization of deferred financing costs	624	1,278
Non-cash charges for stock-based compensation	9,923	9,207
Non-cash charges associated with barter transactions	—	333
Provision for uncollectible accounts receivable	660	—
Write-offs of property and equipment	272	671
Changes in assets and liabilities:
Accounts receivable	19,135	17,963
Due from related parties	—	101
Other receivables	3,860	(7,940)
Inventories	33,424	(8,065)
Prepaid expenses and other assets	(6,022)	(9,657)
Accounts payable	(26,867)	(20,954)
Due to related parties	(8,213)	22,213
Deferred revenue	(15,356)	(4,808)
Accrued expenses and other liabilities	(26,370)	(3,866)

Net cash provided by operating activities	66,701	43,288

Investing Activities
Cash acquired - net of acquisition costs	—	3,516
Capital expenditures	(14,452)	(15,060)

Net cash used in investing activities	(14,452)	(11,544)

Financing Activities
Repayment of long-term debt	(20,053)	(72,933)
Proceeds from issuance of Series A Preferred Stock	—	50,000
Net repayment of related party debt	(23,500)	—
Net change in book cash overdraft	—	(2,045)
Other	14	(290)

Net cash used in financing activities	(43,539)	(25,268)

Net increase in cash and cash equivalents	8,710	6,476
Cash and cash equivalents at beginning of year	12,030	19

Cash and cash equivalents at end of period	$20,740	$6,495

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Condensed Consolidated Statement of Changes in Equity

(In thousands)

(Unaudited)

		Virgin Mobile USA, Inc. Stockholders’ Equity
		Preferred Stock		Common Stock Class A and C		Additional Paid-in-	Accumulated	Noncontrolling
	Total	Shares	Amount	Shares	Amount	Capital	Deficit	Interest
Balance at December 31, 2008	$(353,883)	—	$—	64,825	$648	$390,637	$(746,915)	$1,747
Issuance of common stock for compensation plans	—	—	—	665	7	(7)	—	—
Treasury stock - Class A common stock	—	—	—	(2)	—	—	—	—
Amortization of non-cash compensation expense	9,923	—	—	—	—	9,923	—	—
Reclassification of Series A Preferred Stock to equity	50,000	50	1	—	—	49,999	—	—
Issuance of Series A Preferred Stock for dividend payment	—	3	—	—	—	—	—	—
Conversion of noncontrolling interest into shares of Class A common stock	—	—	—	1,807	18	1,433	—	(1,451)
Other	14	—	—	—	—	14	—	—
Net income	49,713	—	—	—	—	—	39,289	10,424

Balance at September 30, 2009	$(244,233)	53	$1	67,295	$673	$451,999	$(707,626)	$10,720

The accompanying notes are an integral part of the financial statements.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Overview and Basis of Presentation

Overview

Virgin Mobile USA, Inc. (the “Company”) is a mobile virtual network operator, commonly referred to as an MVNO, offering prepaid, or pay-as-you-go, and, following the acquisition of Helio LLC (“Helio”) in August 2008, postpaid wireless communications services, including voice, data, and entertainment content, without owning a wireless network. The Company uses the “Virgin Mobile” name and logo under license from Virgin Enterprises Ltd. (together with its affiliated entities, the “Virgin Group”). The Company offers its services over the nationwide Sprint PCS network under the terms of the Amended and Restated PCS Services Agreement (the “PCS Services Agreement”) between the Company and Sprint Nextel Corporation (together with its affiliated entities, “Sprint Nextel”). The Company conducts its business within one operating segment.

Sprint Nextel, Sprint Mozart, Inc. (the “Merger Sub”), a wholly-owned subsidiary of Sprint Nextel, and the Company, entered into a Merger Agreement on July 27, 2009 (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Upon the completion of the Merger, the Company will be a wholly-owned subsidiary of Sprint Nextel, and all shares of the Company (comprised of shares of Class A common stock, Class B common stock, Class C common stock and preferred stock) will no longer be outstanding and Class A common stock will no longer be publicly traded. Each of the Company’s stockholders, except for the Virgin Group, SK Telecom and Sprint Nextel will receive, in exchange for each share of the Company’s Class A common stock held by them, a number of shares of Sprint Nextel common stock determined by an exchange ratio. The exchange ratio will be equal to the number determined by dividing $5.50 by the average of the closing prices of Sprint Nextel’s common stock for the 10 trading days ending on the second trading day immediately preceding the closing of the Merger, but in no event will the exchange ratio be less than 1.0630 or greater than 1.3668. The Virgin Group and SK Telecom will receive 93.09% and 89.84%, respectively, of that received by the Company’s other stockholders. All regulatory approvals have been received. The transaction is subject to the approval of the Company’s stockholders. A special meeting of stockholders has been scheduled for November 24, 2009 to vote on the transaction. The Company expects the transaction to close in the fourth quarter of 2009 or early 2010.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include annual disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented on a basis consistent with the Company’s historical audited financial statements and accompanying notes for the year ended December 31, 2008, except for the revision detailed below and the adoption of the Financial Accounting Standards Board’s (“FASB”) guidance on noncontrolling interests currently documented in FASB Accounting Standards Codification (“ASC”) 810, Consolidation, (“ASC 810”). This guidance was required to be applied retrospectively for presentation and disclosure requirements (see Note 2). The financial statements provided herein should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The Company has revised the way capital expenditures are reflected in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 to exclude items that are accrued and not yet paid by the Company. The impact of this revision was to increase cash provided by operating activities and cash used in investing activities by $2.5 million for the nine months ended September 30, 2008.

On June 18, 2009, EarthLink, Inc. exchanged its 1,807,259 ownership units in Virgin Mobile USA, L.P. (the “Operating Partnership”) for the same number of shares of the Company’s Class A common stock.

Effective October 1, 2008, the Company elected to change the method of accounting for regulatory fees and tax surcharges, primarily Federal and State Universal Service Fund (“USF”) contributions, from a net basis to a gross basis in the statement of operations. The impact of this change in accounting policy was to increase net service revenue and cost of service by $3.3 million and $9.0 million for the three and nine months ended September 30, 2008, respectively. This change in accounting principle did not change previously reported operating income or net income for the three and nine months ended September 30, 2008.

Management evaluated subsequent events through November 6, 2009, the date on which the financial statements were issued.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Liquidity

The Company has incurred substantial cumulative net losses and cumulative negative cash flows from operations since inception, and has negative Virgin Mobile USA, Inc. stockholders’ equity of $255.0 million, negative working capital of $138.3 million and non-current debt, including a capital lease obligation, of $198.9 million as of September 30, 2009. The Company makes significant initial cash outlays to acquire new customers in the form of handset and other subsidies. The Company incurs costs to maintain its current customers through the sale of replacement handsets at a loss to the Company. Management expects these costs to be funded primarily through service revenue generated from the Company’s existing customer base and, when necessary, borrowings under its related party subordinated secured revolving credit facility (the “Revolving Credit Facility”). Although it is difficult for the Company to predict future liquidity requirements with certainty, based on the Company’s current level of operations, together with expected cash generated from operations and borrowing capacity under the Revolving Credit Facility, management believes that the Company has the ability to finance its projected operating, investing and financing requirements for existing operations and planned customer growth through at least September 30, 2010. As of September 30, 2009, the Company had borrowings under the Revolving Credit Facility of $46.5 million and, if necessary, the Company could borrow up to an additional $88.5 million under the Revolving Credit Facility. The Company’s ability to make scheduled payments of principal, to pay interest on or to refinance indebtedness and to satisfy other obligations, including obligations under the PCS Services Agreement with Sprint Nextel, as well as the Company’s ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond the Company’s control. Any obligations under the Tax Receivable Agreements with the Virgin Group and Sprint Nextel are expected to be funded from available cash generated by the Company’s taxable earnings. Management does not anticipate issuing debt specifically to fund any obligations that may arise under the Tax Receivable Agreements. Management also believes that obligations under all related party agreements will be required to be satisfied by cash generated from operations or financed through the Revolving Credit Facility. If the Company materially underperforms relative to its operating plan, and the Revolving Credit Facility and cash provided by operations become insufficient to allow the Company to meet its obligations, the Company is committed to taking certain alternative actions that could include reducing customer acquisitions, inventory purchases, planned capital expenditures, marketing costs and other variable costs, and extending the payment to vendors for certain liabilities within contractual terms. If the Company’s operations do not generate sufficient positive operating cash flows, the Company may require additional capital to fund its operations or growth, to take advantage of expansion or acquisition opportunities, and to develop new products to compete effectively in the marketplace. In order to meet future liquidity needs, the Company may seek additional increases in its borrowing capacity under the Revolving Credit Facility, seek to raise additional funds, through public or private debt or equity financing to support operations, reduce anticipated capital expenditures and restructure debt repayment obligations. The Company’s third party senior secured credit agreement (the “Senior Credit Agreement”), is payable in installments, with a balloon payment of $151.0 million due in December 2010. The Revolving Credit Facility also matures in December 2010. Additional funds, however, may not be available to the Company on commercially reasonable terms when required, or at all, and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to existing stockholders. There is no assurance management will be successful in achieving its operating plan or would be able to implement alternative actions or obtain additional borrowing capacity on acceptable terms.

The Senior Credit Agreement and Revolving Credit Facility require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio. Based on projected operating results and financial position, the Company expects to remain in compliance with the required covenants through at least September 30, 2010. If the Company does not meet these covenants, its borrowing availability under the Revolving Credit Facility could be eliminated and outstanding borrowings under the Senior Credit Agreement and the Revolving Credit Facility could become due.

2.	Recently Issued and Adopted Accounting Pronouncements

In June 2009, the FASB issued The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles which established the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by non governmental entities. This guidance is documented in ASC 105, Generally Accepted Accounting Principles, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued guidance on the fair value of financial instruments which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This guidance is documented in ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”). In February 2008,

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

the FASB issued additional guidance which provided a deferral of the effective date to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of this guidance on January 1, 2009 for nonfinancial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance on business combinations which requires the acquiring entity in a business combination to recognize all (and only) assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This guidance is documented in ASC 805, Business Combinations, (“ASC 805”). The adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance on noncontrolling interests which states that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements, but separate from stockholders’ equity. This guidance also requires disclosure on the face of the statement of operations of those amounts of consolidated net income attributable to both parent and noncontrolling interest and is documented in ASC 810. The adoption of this guidance on January 1, 2009 changed the presentation of the noncontrolling interest in the Company’s balance sheet, statement of operations and statement of cash flows, but did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. The presentation and disclosure requirements of this guidance were applied retrospectively to all prior periods presented.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments which changes the method for determining whether an other-than-temporary impairment exists for debt securities, including criteria for when to recognize an impairment through earnings versus other comprehensive income. This guidance is documented in ASC 320, Investments—Debt and Equity Securities, and is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires fair value disclosures in both interim as well as annual financial statements. This guidance is documented in ASC 825, Financial Instruments, and is effective for interim and annual periods ending after June 15, 2009. This guidance requires additional disclosures only and did not impact the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes direction on identifying circumstances that indicate a transaction is not orderly. This guidance is documented in ASC 820 and is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies which amends and clarifies previous guidance to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is documented in ASC 805 and is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance on subsequent events which is modeled after the same principles as the subsequent event guidance in auditing literature with some terminology changes and additional disclosures. This guidance is documented in ASC 855, Subsequent Events, and requires disclosure of the date through which management has evaluated subsequent events and whether that evaluation date is the date of issuance or the date the financial statements were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

involvement in a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” (“ASU 2009-05”) which clarifies that, in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value at the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability and a quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for interim and annual periods beginning after August 26, 2009. The adoption of ASU 2009-05 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), which (a) requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, (b) eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method, and (c) significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements entered into or materially modified in annual periods beginning on or after June 15, 2010; earlier application is permitted. The Company is evaluating the impact that the adoption of this guidance may have on its financial position, results of operations or cash flows.

3.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Handsets and accessories	$47,570	$68,994
Handset inventory on consignment	47,328	60,122
Refurbished handsets	4,088	3,294

	$98,986	$132,410

4.	Goodwill and Intangible Assets

The Company has goodwill and acquired intangible assets resulting from the acquisition of Helio. As of September 30, 2009 and December 31, 2008 goodwill was $11.7 million and $11.5 million, respectively. The $0.2 million increase to goodwill is the result of the recognition of additional legal contingencies offset in part by a decrease in certain restructuring and accrued liabilities related to the acquisition of Helio.

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company performed its annual goodwill impairment test as of August 1, 2009. The first step of the impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill, in order to determine whether or not the second step, which compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill, is required to be performed. Goodwill is tested for impairment at the consolidated level since the Company operates as a single reporting unit as defined by ASC 350. The Company uses the total market capitalization of the Company including all potentially convertible securities, which includes a control premium, to determine the fair value of the reporting unit. The control premium is embedded in the trading value of the Company’s common stock since the Company has entered into the Merger Agreement for Sprint Nextel to acquire the Company. The carrying amount of the reporting unit in the impairment test equaled the Company’s stockholders’ deficit at August 1, 2009. The reporting unit’s carrying value was below zero; therefore, the fair value exceeded the carrying value and no impairment loss was recorded during 2009. The Company does not have any indefinite lived intangible assets other than goodwill.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company has intangible assets with finite lives arising from its acquisition of Helio in August 2008, consisting of customer relationships and acquired technology, that are being amortized over their estimated lives. The Company performs a two-step test for asset, or asset group, recoverability whenever events and circumstances indicate that its carrying amount may not be recoverable. The first step compares the undiscounted cash flows of the asset or asset group to the carrying value. If the comparison indicates that the carrying value of the asset or asset group exceeds the undiscounted cash flows an impairment loss is recorded, which is measured by comparing the fair value of each asset or asset group to its carrying value.

Management considered the contract renewal patterns of the Company’s postpaid customers during the third quarter of 2009 to be an indicator of possible impairment of the identifiable intangible assets for customer relationships. Accordingly, the Company compared the undiscounted cash flows estimated to be generated by the asset group with the carrying value of the asset group at September 30, 2009 and noted no impairment. The measurement of cash flows and carrying value was performed at the consolidated company level, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company also evaluated the economic benefits of the intangible assets for customer relationships and determined that the pattern of amortization should be accelerated. This change in accounting estimate increased depreciation and amortization expense and reduced net income by $2.9 million for both the three and nine months ended September 30, 2009. This change in accounting estimate also decreased basic and diluted net income attributable to Virgin Mobile USA, Inc. common stockholders by $0.04 and $0.03 per share, respectively, for the three months ended September 30, 2009 and decreased basic and diluted net income attributable to Virgin Mobile USA, Inc. common stockholders by $0.04 per share for the nine months ended September 30, 2009.

The following table reflects other acquired intangible assets and the related accumulated amortization by major class (in thousands):

	September 30, 2009			December 31, 2008
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$32,880	10,959	21,921	$32,880	2,455	30,425
Acquired technology	20,420	2,795	17,625	20,420	942	19,478

	$53,300	$13,754	$39,546	$53,300	$3,397	$49,903

Amortization expense for other acquired intangible assets was $5.4 million and $10.4 million for the three and nine months ended September 30, 2009, respectively and is included in depreciation and amortization. Amortization expense for other acquired intangibles for both the three and nine months ended September 30, 2008 was $0.6 million. Amortization expense is estimated based on expected annual cash flows and estimated to be $4.5 million for the remainder of 2009, and $13.3 million, $8.9 million, $6.4 million, and $4.5 million for the years ending December 31, 2010, 2011, 2012 and 2013, respectively.

5.	Capital Lease Obligation

The Company entered into a three-year capital lease during the second quarter of 2009 for the purchase of software licenses in the amount of $4.1 million, which is included on the balance sheet in property and equipment. At September 30, 2009, the capital lease obligation of $3.9 million is included in the current and non current portion of long-term debt in the amounts of $2.5 million and $1.4 million, respectively. Future minimum lease payments for this capital lease are $0.3 million for the remainder of 2009, and $2.8 million and $0.9 million for the years ending December 31, 2010 and 2011, respectively. The future minimum lease payments include $0.1 million of imputed interest.

6.	Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses, approximate their fair values due to the short-term maturities of such instruments. At September 30, 2009, the carrying value and fair value of the Senior Credit Agreement was $177.4 million and approximately $174 million, respectively. At September 30, 2009, the carrying value of the Revolving Credit Facility was $46.5 million, which approximates its fair value. The fair value of the Senior Credit Agreement and the Revolving Credit Facility was determined using Level 2 inputs (quoted prices for similar assets or liabilities in active markets or inputs that are observable), and was derived based on estimated rates for long-term debt of companies with similar debt ratings and other inputs that are observable or can be corroborated by observable market data.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The Series A Preferred Stock carries a cumulative 6% annual dividend payable semi-annually, which is paid in additional shares of Series A Preferred Stock at the stated value of $1,000 per share. In February 2009, the Company’s Board of Directors declared a dividend on the Series A Preferred Stock, which the Company paid on March 31, 2009 by issuing 1,500 shares of Series A Preferred Stock on a pro-rata basis to the holders of the Series A Preferred Stock. In July 2009, the Company’s Board of Directors declared a dividend on the Series A Preferred Stock, which was paid on September 30, 2009 by issuing 1,500 shares of Series A Preferred Stock on a pro-rata basis to the holders of the Series A Preferred Stock. The Series A Preferred Stock issued for the payment of dividends does not earn dividends.

8.	Stock-Based Compensation

Stock Options

The following table summarizes the Company’s stock option award activity during the nine months ended September 30, 2009:

	Shares under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	4,082,125	$10.72
Granted	—	—
Exercised	—	—
Forfeited/canceled	(360,368)	15.36

Outstanding at September 30, 2009	3,721,757	10.27	4.62	$3,546

Vested and expected to vest at September 30, 2009	3,666,285	10.21	4.64	3,546

Exercisable at September 30, 2009	2,287,858	12.76	3.00	—

The Company did not grant any stock options during the nine months ended September 30, 2009. The weighted-average per share grant-date fair value of options granted during the nine months ended September 30, 2008 was $5.29. The total fair value of stock options vested during the three months ended September 30, 2009 and 2008 was $1.8 million and $3.3 million, respectively. The total fair value of stock options vested during the nine months ended September 30, 2009 and 2008 was $2.7 million and $9.2 million, respectively. As of September 30, 2009, there was a total of $2.8 million of unrecognized compensation expense, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Restricted Stock Units and Restricted Stock

The following table summarizes the Company’s restricted stock units and restricted stock award activity during the nine months ended September 30, 2009:

	Nonvested
	Restricted Stock Units		Restricted Stock
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	1,346,048	$16.24	427,650	$27.83
Granted	4,072,000	1.06	—	—
Forfeited	(118,887)	4.68	(1,601)	27.83
Vested	(369,368)	4.23	(243,374)	26.60

Outstanding at September 30, 2009	4,929,793	2.01	182,675	27.83

As of September 30, 2009, the total unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock units and restricted stock was $4.6 million and $2.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.1 years and 0.9 years, respectively.

Performance-Based Restricted Stock Units

The following table summarizes the Company’s nonvested performance-based restricted stock unit award activity during the nine months ended September 30, 2009:

	Nonvested Performance-Based Restricted Stock Units
	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	860,000	$2.46
Granted	—	—
Forfeited	—	—
Vested	(286,666)	2.46

Outstanding at September 30, 2009	573,334	2.46

As of September 30, 2009, the total unrecognized compensation expense, net of estimated forfeitures, for nonvested performance-based restricted stock units was $0.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

9.	Restructuring Activities

The Company undertook certain restructuring initiatives as a result of an outsourcing agreement with IBM, the acquisition of Helio and a reduction in force to reduce operating costs. Costs associated with these initiatives are included in the statement of operations as restructuring expenses and are summarized by initiative as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Information technology outsourcing	$1,809	$6,216	$2,270	$6,216
Restructuring related to acquisition of Helio	434	295	1,273	295
Reduction in force	3	—	184	—

Total restructuring expense	$2,246	$6,511	$3,727	$6,511

Information Technology Outsourcing Agreement

On July 3, 2008, the Company signed an outsourcing agreement with IBM (the “IBM Agreement”). Management believes that outsourcing the development and maintenance of its information technology and the development of its infrastructure and applications to IBM will reduce operating costs while enhancing the Company’s technological capabilities and helping to improve the Company’s product portfolio for new and existing customers. As a result of the IBM Agreement, 46 of the Company’s employees were transferred to IBM in 2008, 140 employees were terminated during 2008 and 10 employees were terminated during the nine months ended September 30, 2009. Costs associated with the outsourcing include charges for one-time termination benefits, contract termination fees, fixed asset related charges for disposals and other charges. One-time termination benefits include severance, completion bonuses, retention bonuses, and the associated benefits and payroll taxes. Certain employees that were terminated or transferred to IBM were required to remain with the Company or IBM through a specified transition period in order to be eligible to receive any one-time termination benefits. A contract with a third party information technology service provider was terminated during the three months ended September 30, 2009 in order to transfer those services to IBM, resulting in contract termination charges of $1.7 million during the three and nine months ended September 30, 2009.

The remaining liability of $2.4 million was included in accrued expenses at September 30, 2009. The following table summarizes the activity in the restructuring reserve related to the IBM Agreement for the three and nine months ended September 30, 2009 (in thousands):

	Employee related	Contract termination and other	Total
Balance at December 31, 2008	$3,579	$—	$3,579
Expense incurred	326	—	326
Cash payments	(1,501)	—	(1,501)

Balance at March 31, 2009	2,404	—	2,404
Expense incurred	118	17	135
Cash payments	(1,799)	(17)	(1,816)

Balance at June 30, 2009	723	—	723
Expense incurred	103	1,706	1,809
Cash payments	(117)	—	(117)

Balance at September 30, 2009	$709	$1,706	$2,415

The Company expects to incur an additional $0.1 million of employee related restructuring expenses in 2009 as a result of the IBM Agreement. Future cash payments related to restructuring activities as a result of the IBM Agreement are expected to be approximately $2.1 million in 2009 and $0.4 million in 2010.

Restructuring related to the acquisition of Helio

In connection with the acquisition of Helio, the Company recorded a reserve for the restructuring of the Helio business. Costs associated with the restructuring of the Helio business include charges for one-time termination benefits and store and office closures.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

One-time termination benefits include severance, completion bonuses, retention bonuses, and the associated benefits and payroll taxes. Certain employees that were terminated were required to remain with the Company through a specified transition period in order to be eligible to receive any one-time termination benefits.

Employee related restructuring expenses for the three months ended September 30, 2009 includes $0.3 million for 11 additional employees who were notified of termination during 2009 as a result of positions being eliminated as part of the integration of the Helio business. During the nine months ended September 30, 2009, a total of 33 employees were notified of termination as part of the integration of the Helio business resulting in employee related restructuring expenses of $0.7 million. The remaining liability of $1.6 million was included in accrued expenses at September 30, 2009. The following table summarizes the activity in the restructuring reserve related to the acquisition of Helio for the three and nine months ended September 30, 2009 (in thousands):

	Employee related	Store and office closures	Total
Balance at December 31, 2008	$2,361	$2,267	$4,628
Expense incurred	179	10	189
Cash payments	(1,624)	(540)	(2,164)

Balance at March 31, 2009	916	1,737	2,653
Adjustment to purchase price allocation	(49)	—	(49)
Non-cash charge	—	(62)	(62)
Expense incurred	309	341	650
Cash payments	(523)	(688)	(1,211)

Balance at June 30, 2009	653	1,328	1,981
Expense incurred	462	(28)	434
Cash payments	(574)	(212)	(786)

Balance at September 30, 2009	$541	$1,088	$1,629

The Company does not expect to incur significant additional restructuring expense related to the restructuring of Helio. Additional cash payments related to the restructuring activity are estimated to amount to $1.0 million in 2009 and $0.6 million in 2010.

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

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Restructuring expense during the nine months ended September 30, 2009 included a reversal of $55 thousand that had been previously expensed related to employees who were reassigned to other positions within the Company or did not meet the continued service requirement in order to receive one-time termination benefits. The remaining liability of $50 thousand was included in accrued expenses at September 30, 2009. The following table summarizes the activity in the restructuring reserve related to the reduction in force for the three and nine months ended September 30, 2009 (in thousands):

Employee related
Balance at December 31, 2008	$481
Expense incurred—net	236
Cash payments	(420)

Balance at March 31, 2009	297
Reversal of prior expense, net	(55)
Cash payments	(195)

Balance at June 30, 2009	47
Expense incurred	3
Cash payments	—

Balance at September 30, 2009	$50

Additional cash payments to complete the reduction in force are expected to amount to $50 thousand to be paid during 2010.

10.	Related Party Transactions

Sprint Nextel

On February 25, 2009, the Company entered into the Eighth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Eighth Amendment, the Company’s required minimum payment for the year ended December 31, 2008 decreased from $318.0 million to $317.2 million.

On April 7, 2009, the Company entered into the Ninth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Ninth Amendment, effective April 1, 2009, the Company pays fixed, lower rates for domestic network usage for each minute of use each month exceeding a base amount. Beginning January 1, 2010, the Company will pay a fixed rate for messages, regardless of volume, and will no longer be eligible to receive a discount for messaging rates in 2010 based on aggregate payments for all usage during 2009. Also beginning January 1, 2010, the Company will be eligible to receive a discount to existing rates for data services based on aggregate payments for all usage during 2009.

On September 25, 2009, the Company entered into a Letter Agreement with Sprint Nextel (the “Letter Agreement”), which amended the PCS Services Agreement. Pursuant to the Letter Agreement, Sprint will apply a discount to the total charges under the PCS Services Agreement for voice and data services for each monthly billing cycle from August 1, 2009 through December 31, 2009.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The table below provides selected financial information related to the Company’s transactions with Sprint Nextel (in thousands):

	September 30, 2009	December 31, 2008
Due from related parties	$72	$35
Due to related parties	37,971	46,848

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net equipment and other revenue	$77	$115	$320	$286
Cost of service	75,445	77,084	220,453	210,977
Selling, general and administrative	2,835	3,746	9,726	10,829
Interest expense	—	904	60	2,492
Other (income) expense	(1,137)	(81)	4,007	3,444

Tax Receivable Agreement

Sprint Nextel sold a portion of its interest in Virgin Mobile USA, LLC to the Company for $136.0 million of the net proceeds from the Company’s initial public offering (“IPO”) in October 2007. In addition, from time to time, Sprint Nextel may exchange its partnership units in the Operating Partnership for shares of the Company’s Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Operating Partnership intends to make an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of partnership units for shares occurs. The initial sale and future exchanges by Sprint Nextel are expected to result in increases in the tax basis of the assets owned by the Operating Partnership at the time of each exchange of partnership units. These anticipated increases in the tax basis will be allocated to the Company and may reduce the amount of tax that would otherwise be required to be paid in the future. The Company entered into a Tax Receivable Agreement with Sprint Nextel that provides for the payment to Sprint Nextel the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of these increases in tax basis. The Company recorded a benefit of $1.1 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively, and an expense of $4.0 million and $3.4 million for the nine months ended September 30, 2009 and 2008, respectively, in other (income) expense for the estimated payments to Sprint Nextel under this Tax Receivable Agreement. The actual amount of the payment will be determined when the Company files its federal and state income tax returns for each year.

The Virgin Group

The table below provides selected financial information related to the Company’s transactions with the Virgin Group (in thousands):

	September 30, 2009	December 31, 2008
Due from related parties	$—	$97
Due to related parties	8,105	6,871
Related party debt	34,444	51,852

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net equipment and other revenue	$—	$74	$—	$286
Selling, general and administrative	740	868	2,362	2,638
Interest expense	994	1,263	3,905	4,019
Other (income) expense	(5,145)	(1,655)	3,932	2,936

Tax Receivable Agreement

In connection with the IPO and reorganization transactions completed in October 2007, the Virgin Group contributed to the Company its interest in Bluebottle USA Investments L.P., which resulted in the Company receiving approximately $314.3 million of net operating loss carryforwards. If utilized, the net operating loss carryforwards will reduce the amount of tax that the Company

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

would otherwise be required to pay in the future. The Company entered into a Tax Receivable Agreement with the Virgin Group that provides for the payment to the Virgin Group the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized as a result of the utilization of these net operating loss carryforwards. The Tax Receivable Agreement payment considers the impact of Section 382 of the Internal Revenue Code which imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carryforwards to reduce its tax liability. The Company recorded a benefit of $5.1 million and $1.7 million for the three months ended September 30, 2009 and 2008, respectively, and an expense of $3.9 million and $2.9 million for the nine months ended September 30, 2009 and 2008, respectively, in other (income) expense for the estimated payments to the Virgin Group under this Tax Receivable Agreement. The actual amount of the payment will be determined when the Company files its federal and state income tax returns for each year.

SK Telecom

The table below provides selected financial information related to the Company’s transactions with SK Telecom Co., Ltd. and its affiliated entities (“SK Telecom”) (in thousands):

	September 30, 2009	December 31, 2008
Due from related parties	$60	$—
Due to related parties	1,549	2,119
Related party debt	12,056	18,148

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net equipment and other revenue	$(373)	$—	$(408)	$—
Selling, general and administrative	765	446	2,266	446
Cost of service	367	292	1,074	292
Interest expense	198	113	802	113

11.	Income Tax

The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes, which requires that deferred income taxes be determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Valuation allowances are used to reduce deferred tax assets to the extent that their realization is not more likely than not.

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory rates and tax planning opportunities and includes the effects, if any, of uncertain tax positions. The estimated annual effective tax rate for 2009 is 1.81%. This effective rate is the result of certain state tax jurisdictions not allowing utilization of net operating loss carryforwards and includes certain jurisdictions which subject the Company to tax based on modified gross receipts.

Significant or unusual items are separately recognized in the quarter in which they occur. The Company has recorded a federal and state tax benefit of $0.8 million and an expense of $0.4 million, for the three months ended September 30, 2009 and 2008, respectively, and expense of $0.5 million and $1.3 million for the nine months ended September 30, 2009 and 2008, respectively.

The Company has entered into Tax Receivable Agreements with both Sprint Nextel and the Virgin Group which would require payments to these parties for certain tax benefits inuring to the Company. The Company expects to make payments under these agreements for the year ending December 31, 2009 and 2008 (see Note 10).

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

12.	Earnings Per Share

The following table shows information used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to Virgin Mobile USA, Inc. common stockholders	$8,055	$3,734	$38,273	$12,029
Adjustment to noncontrolling interest for assumed conversion of Sprint Nextel ownership in Virgin Mobile USA, L.P. into common stock	224	824	—	—
Adjustment for Series A Preferred Stock dividends	549	—	1,016	—

Net income attributable to Virgin Mobile USA, Inc. common stockholders – diluted	$8,828	$4,558	$39,289	$12,029

Denominator:
Weighted average shares outstanding – basic	67,045	52,987	65,577	52,844
Stock based compensation plans	4,333	—	2,894	99
Sprint Nextel ownership in Virgin Mobile USA, L.P. convertible into Class A common stock	12,059	12,059	—	—
Series A Preferred Stock	6,061	—	6,002	—

Weighted average shares outstanding – diluted	89,498	65,046	74,473	52,943

The following weighted average shares were excluded from the diluted earnings per share calculation as their effect would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock based compensation plans	2,999	5,791	3,071	5,126
Sprint Nextel ownership in Virgin Mobile USA, L.P. convertible into Class A common stock	—	—	12,059	12,059
SK Telecom ownership in Virgin Mobile USA, L.P. convertible into Class A common stock	—	4,782	—	1,606
EarthLink ownership in Virgin Mobile USA, L.P. convertible into Class A common stock	—	786	1,112	264
Series A Preferred Stock	—	2,558	—	859

Total excluded	2,999	13,917	16,242	19,914

13.	Commitments and Contingencies

Contingencies

The Company is subject to legal and regulatory proceedings and claims arising in the normal course of business. The Company assesses its potential liability by analyzing litigation and regulatory matters using available information. Views are developed on estimated losses in consultation with outside counsel assisting the Company with these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. The Company accrues a liability for the matters discussed below if it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. Should developments in any of these matters cause a change in the Company’s determination regarding an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on the Company’s financial position, results of operations, and cash flows in the period or periods in which such change in determination, judgment or settlement occurs.

Intellectual Property Litigation

Antor Media Corp. v. Nokia, Inc., et al. On May 16, 2005, the Company was named as one of twelve defendants sued in the United States District Court for the Eastern District of Texas for alleged infringement of U.S. Patent No. 5,734,961, which pertains to a system for transmitting information from a central server to a customer over a network. The plaintiff seeks monetary damages of an amount equal to no less than a reasonable royalty, enhanced damages, attorney fees and a permanent injunction. Nine defendants have

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

since settled. The Company filed an answer denying infringement and all other claims and has asserted patent invalidity and inequitable conduct as defenses. The Company has filed counterclaims seeking declaratory judgments of patent invalidity, unenforceability, and non-infringement. The Court stayed the action pending an ongoing reexamination of the relevant patent in the United States Patent and Trademark Office. On August 19, 2008, the Patent and Trademark Office issued a rejection of all claims in regard to the patent at issue, subsequent to which Antor Media Corp. sought reexamination. On June 5, 2009, the Patent and Trademark Office rejected all claims in regard to the patent at issue.

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

MetroPCS Wireless, Inc. v. Virgin Mobile USA, L.P. In a letter dated July 2, 2008 and subsequent correspondence, the Company demanded that MetroPCS cease and desist from reflashing the Company’s handsets. On September 19, 2008 MetroPCS Wireless, Inc. (“MetroPCS”) filed a declaratory judgment action in the United States District Court for the Northern District of Texas relating to a program pursuant to which MetroPCS reprograms, or “reflashes,” non-MetroPCS handsets for use on the MetroPCS wireless network. The complaint seeks a judgment declaring, should MetroPCS reflash any of the Company’s handsets: (1) that the Company has no valid Lanham Act trademark infringement claim; (2) that the Company has no trademark dilution claim; (3) that an exemption to the Digital Millennium Copyright Act preempts contractual terms between the Company and the Company’s customers that prohibit handset reflashing; and (4) that MetroPCS has not tortiously interfered with the Company’s contractual relations or prospective business relations. On October 30, 2008, the Company filed an answer and counterclaims against MetroPCS. The parties engaged in mediation on January 22, 2009, without reaching agreement. Each of the parties subsequently moved for summary judgment, and discovery was stayed during the pendency of the motions. By Order dated September 25, 2009, the Court granted in part and denied in part each of the respective motions. On October 16, 2009, the Court entered an amended scheduling order with a discovery cutoff of May 7, 2010.

Technology Patents LLC v. Deutsche Telekom, A.G. et al. On November 9, 2007, Technology Patents LLC (“Technology Patents”) filed suit against Helio and other defendants, alleging infringement of two patents that detail a method of delivering text messages internationally using the Internet as a packet-switched network to reach a broadcast mobile network in the destination country. Technology Patents seeks a permanent injunction enjoining the defendants’ international text or SMS messaging operations and capabilities in the United States, including an order requiring Helio and other carriers to disable international text messaging in the United States. Technology Patents also seeks damages for past infringement equal to at least a reasonable royalty plus interest and costs. The defendants moved to dismiss the complaint. On August 29, 2008, the Court issued an order denying the motion to dismiss. Discovery is underway, with a claims construction hearing scheduled for December 15, 2009.

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

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Emsat Advanced Geo-Location Technology, LLC, et al. v. Virgin Mobile USA, L.P. et al. On April 1, 2009, Emsat Advanced Geo-Location Technology, LLC (“Emsat”) filed a complaint against the Company and eight other defendants in the United States District Court for the Eastern District of Texas for alleged infringement, contributory infringement, or induced infringement of U.S. Patent Nos. 5,946,611, 6,423,404, 6,847,822 and 7,289,763. The patents allegedly infringed relate to a cellular telephone system that uses positioning of a mobile unit to make call-management decisions. Emsat seeks damages, attorneys’ fees and other relief. The Company, which is being indemnified by Sprint Nextel and is seeking indemnification from several other sources, filed an answer and counterclaims on June 10, 2009.

Matter of Certain Wireless Communications Devices and Components Thereof. On April 27, 2009, SPH America, LLC amended a complaint pending in the International Trade Commission to add the Company. The complaint alleges infringement of certain patents pertaining to CDMA 2000 technology found in Kyocera handsets. The investigation was published in the Federal Register on May 4, 2009. The Company filed a response on June 1, 2009, and provided written discovery responses on June 8, 2009. The Company’s defense costs are being paid for by Kyocera Wireless. On July 21, 2009, an order was entered terminating the investigation after withdrawal of the complaint without prejudice

On the Go LLC v. AT&T Mobility LLC et al. On July 9, 2009, On the Go LLC (“On the Go”) added the Company as a defendant in a patent litigation pending in the United States District Court for the Northern District of Illinois, in which On the Go alleges infringement, contributory infringement, or induced infringement of U.S. Patent No. 7,430,554. The complaint alleges infringement by the Company in connection with its use of instant messaging in relation to customer accounts. On the Go seeks an injunction, damages and other relief. The Company is seeking indemnification from several sources, and filed a response to the complaint on October 8, 2009.

Virgin Mobile USA, L.P. v. MetroPCS Wireless, Inc. On June 10, 2009, the Operating Partnership filed a complaint against MetroPCS asserting false advertising claims under the Lanham Act and Sections 349 and 350 of the New York General Business Law, seeking damages and injunctive relief. MetroPCS unsuccessfully moved to transfer the case to Texas. On July 13, 2009, MetroPCS answered the claim and asserted counterclaims. Discovery is underway, and trial is set for January 2010.

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

Lockyear v. Virgin Mobile USA, Inc. and Virgin Mobile USA, L.P. On July 10, 2008, two plaintiffs initiated a purported class action lawsuit against the Company in California state court alleging (1) breach of contract, (2) violations of the California Consumer

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Legal Remedies Act, (3) violation of California’s Unfair Competition Law, (4) unauthorized telephone charges in violation of California’s Public Utilities Code, (5) violation of California’s Computer Crime Law, (6) unjust enrichment, and (7) trespass to chattels. The allegations relate to allegedly improper billing by the Company for allegedly unwanted services provided by third party content providers. Plaintiffs seek compensatory and punitive damages, attorneys’ fees, costs, and injunctive and declaratory relief. The Company is investigating the allegations and seeking indemnification from several sources. On December 16, 2008, the Company filed a demurrer. Argument was heard on February 20, 2009, and the demurrer was overruled. On April 16, 2009, the Company filed an answer to the complaint. The Company filed a petition for coordination with the Shivers matter discussed below which is scheduled to be heard on January 22, 2010. The parties are engaged in preliminary settlement discussions.

Conrad v. Virgin Mobile USA, Inc. and Flycell, Inc. On July 29, 2008, a plaintiff initiated a purported class action lawsuit against the Company and another defendant in Illinois state court, alleging breach of contract and violations of the Illinois Consumer Fraud and Deceptive Business Practices Act. The allegations, which are nearly identical to those raised in the Lockyear matter filed in California state court, allege improper billing for unwanted services provided by third party content providers. Plaintiff seeks actual, consequential, and compensatory damages, as well as injunctive, statutory and/or declaratory relief. The Company is investigating the allegations and seeking indemnification from several sources. On December 16, 2008, the Company moved to dismiss the complaint. The matter was referred to a magistrate judge and, on January 27, 2009, a status conference was held. The motion to dismiss was denied without prejudice pending limited discovery. The parties have commenced class certification discovery, and the court has set a discovery cut-off date of February 19, 2010. A status conference is scheduled for November 12, 2009. The parties are engaged in preliminary settlement discussions.

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

Shivers v. Virgin Mobile USA, Inc., M-Qube, Inc. and Flycell, Inc. On August 29, 2008, a plaintiff initiated a purported class action lawsuit against the Company and other defendants in California state court alleging (1) breach of contract, (2) violations of the California Consumer Legal Remedies Act, (3) violation of California’s Unfair Competition Law, (4) violation of California’s Public Utility Code, (5) unjust enrichment, and (6) tortious interference with a contract. The allegations, which are nearly identical to those raised in the Lockyear matter also pending in California state court, allege improper billing for alleged unwanted services provided by third party content providers. Plaintiffs seek actual, consequential and compensatory damages, as well as injunctive, statutory and/or declaratory relief. The Company is investigating the allegations and seeking indemnification from several sources. On December 16, 2008, the Company filed a demurrer which was overruled on March 3, 2009. On March 19, 2009, the Company filed an answer to the complaint. The Company filed a petition for coordination with the Lockyear matter, which is scheduled to be heard on January 22, 2010. The parties are engaged in preliminary settlement discussions.

Vanover v. Helio LLC. On June 1, 2009, a former Helio customer filed a class action suit in California state court challenging the imposition of early termination fees under California statutory and common law. The matter has been designated as a complex case, and an initial conference was held on August 12, 2009. A response to the complaint is due on November 11, 2009.

State Regulatory Litigation

Commonwealth of Kentucky v. Virgin Mobile USA, L.P. On October 14, 2008, the Commonwealth of Kentucky filed a complaint in state court seeking to recover E911 charges that it alleges were owed through July 2006. The Company filed an answer and counterclaims on January 15, 2009. The Commonwealth answered the counterclaims on February 2, 2009. Discovery is underway.

TracFone Wireless, Inc. and Virgin Mobile USA, L.P. v. Commission on State Emergency Communications. On June 20, 2008, following administrative proceedings, the Texas Commission on State Emergency Communications adopted, with minor modifications, a decision by an administrative law judge holding that state E911 fees apply to prepaid wireless carriers under Texas law. On July 10, 2008, the Operating Partnership jointly filed with another prepaid carrier a petition for rehearing, which the Commission rejected. On August 21, 2008, the Operating Partnership filed a joint Petition for Judicial Review in Texas state court. Briefing of the appeal concluded on August 15, 2009, and a hearing is set for November 18, 2009.

Virgin Mobile USA, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Shareholder Litigation

In re Virgin Mobile USA IPO Litigation. Plaintiffs filed two class-action federal lawsuits, one in the District of New Jersey and the other in the Southern District of New York, against the Company, certain of the Company’s officers and directors, and other defendants. The suits alleged that the prospectus and registration statement filed pursuant to the Company’s IPO contained materially false and misleading statements in violation of the Securities Act of 1933, as amended, and additionally alleged that at the time of the IPO the Company was aware, but did not disclose, that results for the third quarter of 2007 indicated widening losses and slowing customer growth trends. On January 7, 2008, the Company filed a motion to consolidate all cases in the United States District Court for the Southern District of New York for pre-trial purposes. On April 7, 2008, the United States Judicial Panel on Multidistrict Litigation granted the motion and consolidated the cases in the District of New Jersey. On March 17, 2008, the district court judge in the New Jersey matter appointed the New Jersey plaintiffs as lead plaintiffs for the litigation. Plaintiffs filed a consolidated amended complaint on May 16, 2008. On July 15, 2008, the Company filed a motion to dismiss the amended complaint. Plaintiffs filed an opposition brief on October 6, 2008 and the Company filed a reply brief on November 5, 2008. On March 9, 2009, the court issued an order denying the Company’s motion to dismiss the case. The parties engaged in mediation on June 12, 2009, but were unable to reach a resolution. The Company filed an answer to the consolidated amended complaint on June 22, 2009. The magistrate judge held a conference on June 23, 2009, and entered a pretrial scheduling order with a fact discovery cutoff of March 1, 2010. Discovery is underway.

Litigation Related to the Merger

Seymour v. Schulman, et al.; Rida v. Schulman et al.; Fay v. Virgin Mobile USA, Inc., et al.; Kerdman v. Schulman, et al. The Company, various officers and directors and Sprint Nextel have been named as defendants in six securities class-action lawsuits brought in the federal and state courts of New Jersey. The plaintiffs allege that certain defendants pursued an unlawful plan to sell the Company to Sprint Nextel for inadequate consideration, thereby breaching fiduciary duties of loyalty, due care and good faith owed to public shareholders. The complaints sought injunctive relief or, in the alternative, rescission and compensatory damages, and attorneys’ fees. Subsequent to discovery, including depositions of the chairman of the board of directors of the Company and a representative of Deutsche Bank, the Company’s financial advisor in connection with the merger, the parties engaged in settlement discussions. On October 7, 2009, the parties reached agreement to settle the matter and entered into a memorandum of understanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2009 and the related footnotes included elsewhere in this quarterly report, and with our annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 9, 2009. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those discussed in Item 1A. Risk Factors, in Part II.

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

Company Overview

We are a leading national provider of wireless communications services, offering prepaid services and, following the acquisition of Helio LLC, or Helio, postpaid services targeted at the youth market. Our customers are attracted to our products and services because of our flexible terms, easy to understand and value-oriented pricing structures, stylish handsets offered at affordable prices and relevant mobile data and entertainment content. Our prepaid product and service offerings have no annual contract or credit check and we attract a wide range of customers, approximately half of whom are ages 35 and under. Our voice and data plans allow our customers to talk, use text messaging, picture messaging, email and instant messaging on a per usage basis or according to the terms of our monthly hybrid plans. Our prepaid Broadband product and service plans, which were launched in June 2009, allow our customers to access the internet via their laptops without an annual contract. Following the acquisition of Helio on August 22, 2008, we began to offer postpaid voice and data plans, some with two-year contracts, for both individuals and families. As of September 30, 2009, we served 4.8 million customers, an 10.8% decrease from the 5.4 million customers we served as of December 31, 2008.

Sprint Nextel, Sprint Mozart, Inc., or the Merger Sub, a wholly-owned subsidiary of Sprint Nextel, and the Company, entered into a Merger Agreement on July 27, 2009, or the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company, and we will continue as the surviving corporation, or the Merger. Upon the completion of the Merger, we will be a wholly-owned subsidiary of Sprint Nextel, and all of our shares (comprised of shares of Class A common stock, Class B common stock, Class C common stock and preferred stock) will no longer be outstanding and Class A common stock will no longer be publicly traded. Each of our stockholders, except for the Virgin Group, SK Telecom and Sprint Nextel will receive, in exchange for each share of the Company’s Class A common stock held by them, a number of shares of Sprint Nextel common stock determined by an exchange ratio. The exchange ratio will be equal to the number determined by dividing $5.50 by the average of the closing prices of Sprint Nextel’s common stock for the 10 trading days ending on the second trading day immediately preceding the closing of the Merger. In no event will the exchange ratio be less than 1.0630 or greater than 1.3668. The Virgin Group and SK Telecom will receive 93.09% and 89.84%, respectively, of that received by our other stockholders. All regulatory approvals have been received. The transaction is subject to the approval of our stockholders. We have scheduled a special meeting of our stockholders on November 24, 2009 to vote on the transaction. We expect the transaction to close in the fourth quarter of 2009 or early 2010.

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

We earn revenues primarily from the sale of wireless voice and mobile data services, along with the sale of handsets through third party retail locations, our website and our call center, “Virgin Mobile At Your Service”. Our services are available through a variety of different pricing plans, including flat rate and monthly plans that offer the benefits of long-term contract-based wireless plans with the flexibility of pay-as-you-go services. Following the acquisition of Helio in August 2008, we began to offer postpaid voice and data plans, with two-year contracts, for both individuals and families. In April 2009, we began to offer new pricing plans which are designed to improve the competitiveness and value of our offers to our customers, including lowering the price of our “Totally Unlimited” nationwide calling plan to $49.99 per month and introducing new “Texter’s Delight” plans, one of which offers unlimited text, IM, email, photo and video messaging. We believe that the flexibility and competitive price points of these plans will help us retain customers and stimulate growth. Further, we believe the value and flexibility of our products and services are increasingly attractive to budget-conscious consumers during challenging economic times. Beginning in April 2009, subscribers of certain of our monthly prepaid plans are eligible for “Pink Slip Protection,” in which we will waive up to three months of monthly charges if the customer becomes unemployed, subject to certain requirements. In June 2009, we launched Broadband2Go, a 3G wireless Internet service without an annual contract, monthly subscription or activation fee. Customers may purchase between 100MB, which expires in ten days, and 1G, which expires in 30 days, for prices ranging from $10 to $60. Also in June 2009, we began to offer additional contract plans for families. We continue to assess the various competitive offers and pricing actions in the marketplace and will continue to monitor the offers and pricing actions our competitors take to assure that our offers remain competitive.

The United States economy and capital markets are currently undergoing a period of unprecedented volatility. While we believe that the challenging economic environment makes the value and flexibility of our plans more attractive to consumers, our management believes that if the economic environment continues to be unfavorable in comparison to the prior years in which we have operated and negatively affects consumer spending, our handset and data sales, usage rates and results of operations may be adversely affected. In such circumstances, we and our competitors might be compelled to offer our products and services at lower prices, which may have a negative impact on operating income. Reduced revenues as a result of decreased consumer spending would also reduce our working capital for planned retail distribution improvements, otherwise hinder our ability to improve our stock performance and might necessitate cost saving measures.

In November 2008, we received letters of non-compliance from the New York Stock Exchange, or NYSE, notifying us that the price of our Class A common stock had fallen below the required minimum share price and our total market capitalization had fallen below the minimum market capitalization requirement. In April 2009, we received notice from the NYSE that as of March 31, 2009, the 30-day average price of a share of our Class A common stock was above $1.00, restoring compliance with the minimum share price requirement for NYSE continued listed standards. On September 11, 2009, we received a letter from the NYSE acknowledging that the Company is compliant with the NYSE’s continued listing standards. In accordance with the NYSE’s Listed Company Manual, the Company will be subject to review by the NYSE for twelve months to ensure that it does not once again fall below any of the NYSE’s continued listing standards.

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

On April 7, 2009, we entered into the Ninth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Ninth Amendment, effective April 1, 2009, we pay fixed, lower rates for domestic network usage for each minute of use each month exceeding a base amount. Beginning January 1, 2010, we will pay a fixed rate for messages, regardless of volume, and will no longer be eligible to receive a discount for messaging rates in 2010 based on aggregate payments for all usage during 2009. Also beginning January 1, 2010, we will be eligible to receive a discount to existing rates for data services based on aggregate payments for all usage during 2009.

On September 25, 2009, we entered into a Letter Agreement with Sprint Nextel which amended the PCS Services Agreement. Pursuant to the Letter Agreement, Sprint Nextel will apply a discount to the total charges under the PCS Services Agreement for voice and data services for each monthly billing cycle from August 1, 2009 through December 31, 2009.

Restructuring Activities

Information Technology Outsourcing Agreement

During 2008, we signed an outsourcing agreement with IBM, or the IBM Agreement, in which we agreed to outsource the development and maintenance of our information technology, and development of our infrastructure and applications to IBM. As a result of the IBM Agreement, 46 of our employees were transferred to IBM in 2008, 140 employees were terminated during 2008 and 10 employees were terminated during the nine months ended September 30, 2009. Restructuring expense as a result of the IBM Agreement included one-time termination benefits, including severance, completion bonuses, retention bonuses, and the associated benefits and payroll taxes, contract termination fees, fixed asset related charges for disposals, and other charges. During the three and nine months ended September 30, 2009, we recorded $1.8 million and $2.3 million, respectively, of restructuring expense. Restructuring expense related to the IBM agreement for the three and nine months ended September 30, 2009 included $1.7 million of costs related to terminating a contract with a third party information technology service provider in order to transfer those services to IBM. Expense related to employee termination benefits amounted to $0.1 million and $0.5 million for the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2008, we recorded restructuring expense of $6.2 million, of which $5.8 million was related to employee termination benefits. We estimate we will incur additional restructuring charges of approximately $0.1 million of employee related expenses during the remainder of 2009.

Cash payments related to restructuring activities as a result of the IBM Agreement were $0.1 million and $3.4 million during the three and nine months ended September 30, 2009, respectively, and are expected to be approximately $2.1 million during the remainder of 2009 and $0.4 million in 2010. The transition of our information technology, infrastructure and applications development to the IBM service environment is expected to be completed during 2009.

Restructuring related to the acquisition of Helio

In connection with the acquisition of Helio, we recorded a reserve for the restructuring of the Helio business including costs for one-time termination benefits for certain employees who were terminated and costs for store and office closures. During the three and nine months ended September 30, 2009, we incurred $0.4 million and $1.3 million, respectively, of restructuring expense related to office closures and one-time employee termination benefits for employees who were terminated. Employee related restructuring expenses for the three months ended September 30, 2009 include $0.3 million for 11 additional employees who were notified of termination during 2009 as a result of positions being eliminated as part of the integration of the Helio business. During the nine months ended September 30, 2009, a total of 33 employees were notified of termination as part of the integration of the Helio business resulting in employee related restructuring expenses of $0.7 million. The estimated future expense to complete the restructuring actions is not expected to be significant. Cash payments related to the Helio restructuring activities were $0.8 million and $4.2 million during the three and nine months ended September 30, 2009, respectively, and are expected to be approximately $1.0 million and $0.6 million during the remainder of 2009 and in 2010, respectively.

Reduction in Force

In 2008, we eliminated 29 positions in order to reduce operating costs in response to the deteriorating economic environment. Restructuring expense in the amount of $0.2 million was recorded during the nine months ended September 30, 2009 for one-time termination benefits including severance payments, retention bonuses, associated payroll taxes and benefits. Cash payments related to the reduction in force were $0.6 million during the nine months ended September 30, 2009 and none during the three months ended September 30, 2009. The remaining cash payments of $50 thousand are expected to be made during 2010.

Seasonality

While not as pronounced as prior years, our business continues to experience some seasonality that is driven by the traditional retail selling periods such as the fourth quarter holiday season, during which we have typically generated a higher level of gross additions due to increased consumer spending. Additionally, our first quarter has typically reflected a relatively low level of churn, due in part to the impact of the relatively high level of new customers added in the prior quarter and the way in which we measure our prepaid churn, as we do not consider a prepaid customer to have churned until there has been 150 days of account inactivity (for postpaid, except for returns within 30 days, the churn is recorded when the customer disconnects). As a result, our net customer additions have been favorably impacted in both the fourth quarter and the first quarter of the following year.

The seasonality we have experienced in the past was reflected in our financial statements, where the higher subsidies in the third and fourth quarters to support fourth quarter customer acquisitions had a negative impact on our operating income and cash generated from operations during those quarters. The greater the number of customer acquisitions we were able to achieve in the latter part of the year, the greater the temporary negative impact on Adjusted EBITDA and cash generated from operations, however, such additional customers’ future cash flows were expected to increase our value in the longer term. Also, our cost per gross addition, or CPGA, has typically been lower in the fourth quarter, reflecting the seasonality of our gross additions. The extent to which we continue to experience this seasonality in our business will depend upon economic conditions, our customer and offer mix, and activity in the marketplace, including ours and that of our competitors.

Results of Operations

Key Performance Metrics

We utilize the following key performance metrics used in the wireless communications industry to manage and assess our financial performance. These metrics include gross additions, churn, net customer additions, end-of-period customers, Adjusted EBITDA, Adjusted EBITDA margin, Average Revenue Per User, or ARPU, Cash Cost Per User, or CCPU, CPGA and Free cash flow (for information on Free cash flow see “Liquidity and Capital Resources”). Trends in key performance metrics such as ARPU, CCPU, and CPGA will depend upon the scale of our business as well as the dynamics in the marketplace and our success in implementing our strategies. The following table provides a summary of these key performance metrics for the periods indicated and the trends in each of these metrics are discussed below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Gross additions	541,419	821,491	1,707,236	2,345,436
Churn	4.9%	5.5%	5.0%	5.4%
Net customer additions	(176,001)	(3,267)	(578,532)	(96,768)
End-of-period customers	4,801,778	5,164,305	4,801,778	5,164,305
Adjusted EBITDA (in thousands)	$21,941	$27,512	$115,336	$88,535
Adjusted EBITDA margin	8.0%	8.9%	13.1%	9.7%
ARPU	$18.63	$20.41	$19.25	$20.02
CCPU	$13.28	$12.84	$12.72	$12.31
CPGA	$104.43	$105.86	$107.43	$111.50

Gross additions represents the number of new prepaid customers who activated an account during a period, the number of new or existing postpaid customers who entered into a new long-term contract (rather than an extension of an existing contract) and the number of new Broadband2Go customers who activated a broadband device, unadjusted for churn during the same period. New Broadband2Go customers are included in gross additions regardless of whether they were also counted, concurrently or previously, as a gross addition to one of our voice offers. In measuring gross additions, we exclude returns, customers who have reactivated and fraudulent activations. Returns include “remorse returns” for our postpaid offers, within 30 days of activation, retailer returns for our prepaid offers, with the timing dependent on the retailer’s policy, and retailer returns for our Broadband2Go device, with the timing dependent on the retailer’s policy. These adjustments are applied in order to arrive at a more meaningful measure of our customer growth. For the three and nine months ended September 30, 2009, gross additions were approximately 0.5 million and 1.7 million, respectively, as compared to 0.8 million and 2.3 million for the same periods last year. The decline primarily reflects the impact from intense competitive pressure throughout the period, in key markets and nationwide, and our planned strategy to focus on acquiring high-value customers, including substantially reducing the number of sub-$10 handsets in our retail line-up. During the third quarter, sales of our higher-priced handsets, at $50 and above, rose to 20% of total, from 13% in the third quarter of last year. Our restructured and expanded suite of offers, including our “Totally Unlimited” for $49.99 nationwide voice offer and our “Texter’s Delight” data offers, both launched in April 2009, have helped our competitive position in the marketplace and we will continue to re-evaluate our offer portfolio as we move forward to assure that we remain competitive. In addition, more advanced data services on handsets such as the Rumor2, launched this quarter, should help us to continue to attract higher-value customers who have been a source of significantly higher than average data usage and ARPU. The specific level of our gross additions in the future will depend, in part, on the level of competitive activity and customer movement in the marketplace, along with the availability of attractive new offers and handset technology. Gross additions will also continue to be impacted by the seasonality of our business and the state of the economy.

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

These adjustments are applied in order to arrive at a more meaningful measure of churn. The weighted average number of customers is the sum of the average number of customers for each day during the period being measured, divided by the number of days in the period. For our prepaid offers, churn includes those pay-by-the-minute customers who we automatically disconnect from our service when they have not replenished, or “Topped-Up,” their accounts for 150 days, as well as those monthly customers who we automatically disconnect when they have not paid their monthly recurring charge for 150 days (except for such monthly customers who are engaged in a retention program or who replenish their account for less than the amount of their monthly recurring charge and, according to the terms of our monthly plans, may continue to use our services on a pay-by-the-minute basis), and such customers who voluntarily disconnect from our service prior to reaching 150 days since replenishing their account or paying their monthly recurring charge. We utilize 150 days in our calculation because it represents the last date upon which a customer who replenishes his or her account is still permitted to retain the same phone number. We also have a “service preserver” option which allows customers to extend the 150-day period to one year by replenishing their account using an annual top-up. In this case, we will automatically disconnect their service if an additional top-up is not made within 415 days of the qualifying annual top-up. For our postpaid offers, churn includes those customers who either disconnect from our service voluntarily or whose service we disconnect for nonpayment. These calculations are consistent with the terms and conditions of our service offering. Going forward, churn will also include those Broadband2Go customers who have not purchased a new data pack within the previous 12 months, less the adjustments noted under gross additions above. We believe churn is a useful metric to track changes in customer retention over time and to help evaluate how changes in our business and services offerings affect customer retention. In addition, churn is also useful for comparing our customer turnover to that of other wireless communications providers. For the three and nine months ended September 30, 2009, churn was 4.9% and 5.0%, respectively, as compared to 5.5% and 5.4% for the same periods last year. Our performance for the current quarter and year reflect approximately 31 thousand inactive customers who were prematurely deactivated from our service. Approximately 17 thousand customers, those who had recent activity or are on Service Preserver, have been reactivated during the quarter. Despite aggressive competition and continued weakness in the economy, we were able to show an improvement in churn year over year due to the flexibility and competitive price points on our expanded suite of offers, the attractiveness of our expanded suite of handsets, and our effective retention programs, including our recent Pink Slip Protection program. As with gross additions, the trends in our churn will continue to reflect competitive activity in the marketplace. Also, we believe our customer behavior will continue to be affected by some seasonality in our business and by the state of the economy. In addition to continually improving our offers and handsets, our ongoing lifecycle management programs, which target specific customer segments deemed valuable to our business, should help to mitigate both economic and competitive pressure in the future.

Net customer additions and end-of-period customers are used to measure the growth of our business, to forecast our future financial performance and to gauge the marketplace acceptance of our offerings. Net customer additions represents the number of new prepaid customers who activated an account during a period, the number of new or existing postpaid customers who entered into a new long-term contract (rather than an extension of an existing contract) and the number of Broadband2Go customers who activated a broadband device, adjusted for churn during the same period. End-of-period customers are the total number of customers at the end of a given period. For the three and nine months ended September 30, 2009, we experienced a net loss of 0.2 million and 0.6 million customers, respectively, as compared to a net loss of 3 thousand and 0.1 million for the same periods last year. The increase in our net customer losses was driven by our lower gross additions, reflecting the increased competitive pressure and our focus on attracting higher-value customers discussed earlier, partially mitigated by lower churn. As of September 30, 2009, we had approximately 4.8 million customers, a decline of 10.8%, as compared to the 5.4 million customers we had as of December 31, 2008. Net customer additions reflect a percentage share of new users in the marketplace as well as a percentage of customers who have switched to us from our competitors, net of our competitive losses, or churn. We believe that a continued challenging economic environment, and our continued focus on improving the value and flexibility of our portfolio, may make our products and services more attractive to consumers as they evaluate their spending and help us demonstrate growth in the business.

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

Adjusted EBITDA is calculated as net income (loss) plus interest expense-net, income tax (benefit) expense, tax receivable agreements (benefit) expense, depreciation and amortization (including the amortization of intangibles associated with our acquisition of Helio), write-offs of property and equipment, non-cash compensation expense, equity issued to a member, debt extinguishment costs and expenses of Bluebottle USA Investments L.P. prior to the completion of the IPO. Effective this year, it is no longer necessary to exclude noncontrolling interest, or minority interest, because it is excluded in the new definition of net income pursuant to guidance currently documented in FASB Accounting Standards Codification, or ASC, 810, Consolidation, (“ASC 810”). This guidance has been applied retrospectively for presentation purposes. Although the items excluded from Adjusted EBITDA are all necessary elements of our cost structure, they are customary adjustments in the calculation of supplemental metrics. We believe Adjusted EBITDA is a useful tool in evaluating performance because it eliminates items which do not relate to our core operating performance. Adjustments relating to interest expense, income tax expense, depreciation and amortization and write-offs of fixed assets are each customary adjustments in the calculation of supplemental measures of performance. We also exclude tax receivable agreement-related expenses for payments to the Virgin Group, for the utilization of net operating loss carryforwards, and to Sprint Nextel, for the increase in tax basis that will be allocated to us, as we consider them to be the functional equivalent of paying taxes. We believe that the exclusion of non-cash compensation expense provides investors with a more meaningful indication of our performance as these non-cash charges relate to the equity portion of our capital structure and not our core operating performance. The expenses of Bluebottle USA Investments L.P. also do not relate to our core operating performance and are, therefore, excluded. We believe that the exclusion of equity issued to a member and debt extinguishment costs is appropriate because these charges relate to the debt and equity portions of our capital structure and are not expected to be incurred in future periods. We believe such adjustments are meaningful because they arrive at an indicator of our core operating performance which our management uses to evaluate our business. Specifically, our management uses Adjusted EBITDA in their calculation of compensation targets, preparation of budgets and evaluation of performance.

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

For the three and nine months ended September 30, 2009, Adjusted EBITDA was $21.9 million and $115.3 million, respectively, as compared to $27.5 million and $88.5 million for the same periods last year. The growth in our Adjusted EBITDA for the nine month period, as compared to last year, reflects lower gross additions and related acquisition costs, due to competitive pressure and the shift in our strategy to focus on higher-value customers, and our ability, to date, to mitigate pressure from the weak economy and a related optimization of our customers to lower-priced offers with a continued focus on operating efficiencies, including a reduction in our Sprint Nextel network rates. The improvement in our Adjusted EBITDA for the nine month period also reflects $2.5 million lower restructuring costs, primarily related to our IBM Agreement, $1.1 million lower transition costs associated with our IBM Agreement and a $1.1 million service agreement credit received from IBM for outages which occurred this quarter, partially offset by the impact of a $10.3 million Federal Excise Tax, or FET, refund received in the third quarter of last year, the impact of a full nine months of costs related to the Helio acquisition, which took place on August 22, 2008, and $5.5 million of acquisition related costs associated with the proposed acquisition by Sprint. For the three months ended September 30, 2009, the decline in our Adjusted EBITDA primarily reflects additional pressure on our service revenue and cost of service from the optimization of our higher-usage customers to lower-priced offers, particularly our $49.99 unlimited offer, the impact of the $10.3 million FET refund received in the third quarter of last year and the acquisition related costs noted above. Those factors more than offset the impact of lower gross additions and related acquisition costs, continued operating efficiencies, including an incremental reduction in our Sprint Nextel network rates this quarter as a result of the most recent agreement discussed earlier, $4.8 million lower restructuring and transition costs and the credit received from IBM this quarter. As we may experience some continued pressure on revenue resulting from customer optimization to lower priced offers and messaging, we have considered, and will continue to consider, additional cost alignment measures, including the reduction of administrative costs or changes to our handset prices which would reduce our overall handset subsidies.

Adjusted EBITDA margin is used to measure our Adjusted EBITDA performance relative to our net service revenue so that we can gauge the performance of Adjusted EBITDA normalized for the changing scale of our business. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by our net service revenue. For the three and nine months ended September 30, 2009, our

Adjusted EBITDA margin was 8.0% and 13.1%, respectively, as compared to 8.9% and 9.7% for the same periods last year. Our Adjusted EBITDA margin performance for both periods reflects the factors discussed above under Adjusted EBITDA.

The following table illustrates the calculation of Adjusted EBITDA and Adjusted EBITDA margin and reconciles Adjusted EBITDA to net income, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except Adjusted EBITDA margin)	2009	2008	2009	2008
Net income	$8,828	$8,497	$49,713	$18,752
Plus:
Depreciation and amortization	12,095	10,538	31,918	28,060
Interest expense - net	4,359	6,905	15,066	24,177
Income tax (benefit) expense	(777)	421	505	1,288
Tax receivable agreements (benefit) expense	(6,282)	(1,736)	7,939	6,380
Non-cash compensation expense	3,603	2,446	9,923	9,207
Write-offs of property and equipment	115	441	272	671

Adjusted EBITDA	$21,941	$27,512	$115,336	$88,535

Net service revenue	$273,138	$308,379	$881,202	$909,193
Adjusted EBITDA Margin	8.0%	8.9%	13.1%	9.7%

ARPU is used to measure and track the average revenue generated by our customers on a monthly basis. ARPU is calculated as net service revenue for the period being measured divided by the weighted average number of customers for that period, further divided by the number of months in that period. The weighted average number of customers is the sum of the average customers for each day during the period being measured divided by the number of days in that period. ARPU helps us to evaluate customer performance based on customer revenue and to forecast our future service revenues. For the three and nine months ended September 30, 2009, ARPU was $18.63 and $19.25, respectively, as compared to $20.41 and $20.02 for the same periods last year. ARPU for the prior periods was originally reported as $20.19 and $19.82, with the change due to the inclusion in net service revenue of the surcharge collected from customers, primarily for USF, formerly recorded as a reduction in cost of service. The decline in ARPU as compared to last year reflects the optimization of our highest-value customers to lower-priced offers, including our new $49.99 unlimited offer, a continued trend towards substitution of lower priced text messaging for voice services and the impact of contributing to additional state E911 funds this year. These factors were partially offset by higher penetration and usage for our mobile data services, the latter stimulated by new offerings and new handsets. Our focus on attracting high-value customers, and increased penetration of new handsets and services which generate significantly higher than average ARPU, should help to offset any continued pressure on this metric.

The following table illustrates the calculation of ARPU and reconciles ARPU to net service revenue, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except number of months and ARPU)	2009	2008	2009	2008
Net service revenue	$273,138	$308,379	$881,202	$909,193
Divided by weighted average number of customers	4,888	5,036	5,087	5,047
Divided by number of months in the period	3	3	9	9

ARPU	$18.63	$20.41	$19.25	$20.02

CCPU is used to measure and track our costs to provide support for our services to our existing customers on an average monthly basis. The costs included in this calculation are our (1) cost of service (exclusive of depreciation and amortization), excluding cost of service associated with initial customer acquisition, (2) general and administrative expenses, excluding Bluebottle USA Investments L.P. general and administrative expenses prior to the IPO, non-cash compensation expense and write-offs of property and equipment, (3) restructuring expense, (4) net loss on equipment sold to existing customers, (5) cooperative advertising in support of existing customers and (6) other (income) expense, excluding tax receivable agreements expenses, debt extinguishment costs and other (income) expense associated with Bluebottle USA Investments L.P., prior to the IPO. These costs are divided by our weighted average number of customers for the period being measured, further divided by the number of months in the period being measured. CCPU helps us to assess our ongoing business operations on a per customer basis, and evaluate how changes in our business operations affect the support costs per customer. Given its use throughout the industry, CCPU also serves as a standard by which we compare our performance against that of other wireless communications companies. For the three and nine months ended September 30, 2009, our CCPU was $13.28 and $12.72, as compared to $12.84 and $12.31 for the same periods last year. Our CCPU for the prior periods was originally reported as $12.62 and $12.11, with the change reflecting the inclusion of USF fees on a gross basis, with the surcharge collected from customers now reflected in ARPU, as discussed earlier. The increase in CCPU as compared to last year, was driven primarily by net additions to our hybrid plan customers who have a higher usage profile, including the success of our new $49.99 unlimited offer, and the inclusion of a full nine months of our higher-usage postpaid service offerings. The increase in CCPU also reflects the impact of the $10.3 million FET refund received in the third quarter of last year and $5.5 million of acquisition related costs incurred this quarter in connection with the proposed acquisition by Sprint Nextel. These factors were partially offset by lower average voice usage for our prepaid customers, operating efficiencies, including decreasing costs on the per-minute rate charged to us by Sprint Nextel, a lower average cost for replacement handsets, lower combined restructuring and transition costs related to our IBM Agreement, and the $1.1 million service agreement credit we received from IBM this quarter. We anticipate that there may be some continued pressure on CCPU in the future as the economy improves, due to the growth of hybrid customers and potentially increasing customer usage and purchases of subsidized replacement handsets; however, continued operating efficiencies in the business are expected to help offset that pressure. In addition, we will consider appropriate cost reductions and pricing actions necessary to maintain a balanced relationship between ARPU and CCPU. As discussed under “PCS Services Agreement”, on September 25, 2009, we entered into a Letter Agreement which amended the PCS Services Agreement. Pursuant to the Letter Agreement, Sprint will apply a discount to the total charges under the PCS Services Agreement for voice and data services for each monthly billing cycle from August 1, 2009 through December 31, 2009. Beginning January 1, 2010, we will pay a fixed rate for messages, regardless of volume, and will no longer be eligible to receive a discount for messaging rates in 2010 based on aggregate payments for all usage during 2009. Also, beginning January 1, 2010, we will be eligible to receive a discount to existing rates for data services based on aggregate payments for all usage during 2009. These changes will help us to offset any upward pressure on CCPU.

The following table illustrates the calculation of CCPU and reconciles total costs used in the CCPU calculation to cost of service, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except number of months and CCPU)	2009	2008	2009	2008
Cost of service (exclusive of depreciation and amortization)	$95,242	$87,891	$282,317	$259,476
Less: Cost of service associated with initial customer acquisition	(208)	(546)	(714)	(1,507)
Add: General and administrative expenses	85,008	82,231	258,651	246,887
Add: Restructuring expense	2,246	6,511	3,727	6,511
Less: Non-cash compensation expense	(3,603)	(2,446)	(9,923)	(9,207)
Less: Write-offs of property and equipment	(115)	(441)	(272)	(671)
Add: Net loss on equipment sold to existing customers	15,750	20,363	47,571	57,502
Add: Cooperative advertising in support of existing customers	381	398	1,123	138
Add: Other (income) expense, net of tax receivable agreements expense	(3)	(1)	—	73

Total CCPU costs	$194,698	$193,960	$582,480	$559,202
Divided by weighted average number of customers	4,888	5,036	5,087	5,047
Divided by number of months in the period	3	3	9	9

CCPU	$13.28	$12.84	$12.72	$12.31

CPGA is used to measure the cost of acquiring a new customer. The costs included in this calculation are our (1) selling expenses less cooperative advertising in support of existing customers, (2) net loss on equipment sales (cost of equipment less net equipment revenue), excluding the net loss on equipment sold to existing customers, write-offs of property and equipment and equity previously issued to a member of Virgin Mobile USA, LLC, and (3) cost of service associated with initial customer acquisition. These costs are divided by gross additions for the period being measured. CPGA helps us to assess the efficiency of our customer acquisition methods and evaluate our sales and distribution strategies. CPGA also allows us to compare our average acquisition costs to those of other wireless communications providers. For the three and nine months ended September 30, 2009, our CPGA was $104.43 and $107.43, respectively, as compared to $105.86 and $111.50 for the same periods last year. The decline in CPGA for the three and nine month periods primarily reflects a decline in advertising and media spending and lower handset subsidies, which more than offset the impact of fixed costs spread over lower gross additions. The variable component of CPGA (the component which varies directly with the number of customers we acquire and which includes costs such as our handset subsidy) will continue to vary based on our mix of handsets and our marketing efforts to acquire new customers. Overall CPGA performance, including costs which are less variable in nature, such as marketing costs, which are allocated across our gross additions, will continue to vary based on our level of gross additions.

The following table illustrates the calculation of CPGA and reconciles the total costs used in the CPGA calculation to selling expense, which we consider to be the most directly comparable GAAP financial measure.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except CPGA)	2009	2008	2009	2008
Selling expenses	$18,198	$22,279	$56,822	$77,040
Add: Cost of equipment	74,145	102,997	231,254	307,770
Less: Net equipment and other revenue	(19,921)	(18,154)	(56,710)	(67,221)
Less: Net loss on equipment sold to existing customers	(15,750)	(20,363)	(47,571)	(57,502)
Less Cooperative advertising in support of existing customers	(381)	(398)	(1,123)	(138)
Add: Cost of service associated with initial customer acquisition	208	546	714	1,507

Total CPGA costs	$56,499	$86,907	$183,386	$261,456
Divided by gross additions	541	821	1,707	2,345

CPGA	$104.43	$105.86	$107.43	$111.50

Comparison of results of operations for the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2008

	Three months ended September 30,		Change
($ in thousands)	2009	2008	$	%
Operating revenue:
Net service revenue	$273,138	$308,379	$(35,241)	(11.4)%
Net equipment and other revenue	19,921	18,154	1,767	9.7%

Total operating revenue	293,059	326,533	(33,474)	(10.3)%

Operating expenses
Cost of service (exclusive of depreciation and amortization)	95,242	87,891	7,351	8.4%
Cost of equipment	74,145	102,997	(28,852)	(28.0)%
Selling, general and administrative (exclusive of depreciation and amortization)	103,206	104,510	(1,304)	(1.2)%
Restructuring	2,246	6,511	(4,265)	(65.5)%
Depreciation and amortization	12,095	10,538	1,557	14.8%

Total operating expenses	286,934	312,447	(25,513)	(8.2)%

Operating income	6,125	14,086	(7,961)	(56.5)%

Other (income) expense
Interest expense	4,360	8,591	(4,231)	(49.2)%
Interest income	(1)	(1,686)	1,685	99.9%

Interest expense - net	4,359	6,905	(2,546)	(36.9)%
Other (income) expense	(6,285)	(1,737)	(4,548)	(261.8)%

Total other (income) expense - net	(1,926)	5,168	(7,094)	(137.3)%

Income before income tax (benefit) expense	8,051	8,918	(867)	(9.7)%
Income tax (benefit) expense	(777)	421	(1,198)	(284.6)%

Net income	8,828	8,497	331	3.9%
Net income attributable to the noncontrolling interest	224	4,430	(4,206)	(94.9)%

Net income attributable to Virgin Mobile USA, Inc.	$8,604	$4,067	$4,537	111.6%

	Nine months ended September 30,		Change
($ in thousands)	2009	2008	$	%
Operating revenue:
Net service revenue	$881,202	$909,193	$(27,991)	(3.1)%
Net equipment and other revenue	56,710	67,221	(10,511)	(15.6)%

Total operating revenue	937,912	976,414	(38,502)	(3.9)%

Operating expenses
Cost of service (exclusive of depreciation and amortization)	282,317	259,476	22,841	8.8%
Cost of equipment	231,254	307,770	(76,516)	(24.9)%
Selling, general and administrative (exclusive of depreciation and amortization)	315,473	323,927	(8,454)	(2.6)%
Restructuring	3,727	6,511	(2,784)	(42.8)%
Depreciation and amortization	31,918	28,060	3,858	13.7%

Total operating expenses	864,689	925,744	(61,055)	(6.6)%

Operating income	73,223	50,670	22,553	44.5%

Other (income) expense
Interest expense	15,073	25,933	(10,860)	(41.9)%
Interest income	(7)	(1,756)	1,749	99.6%

Interest expense - net	15,066	24,177	(9,111)	(37.7)%
Other (income) expense	7,939	6,453	1,486	23.0%

Total other (income) expense - net	23,005	30,630	(7,625)	(24.9)%

Income before income tax (benefit) expense	50,218	20,040	30,178	150.6%
Income tax (benefit) expense	505	1,288	(783)	(60.8)%

Net income	49,713	18,752	30,961	165.1%
Net income attributable to the noncontrolling interest	10,424	6,390	4,034	63.1%

Net income attributable to Virgin Mobile USA, Inc.	$39,289	$12,362	$26,927	217.8%

Operating Revenue

Total operating revenue for the three months ended September 30, 2009 was $293.1 million, a decline of $33.5 million, or 10.3%, as compared to the same period last year, reflecting a decline in net service revenue of 11.4%, partially offset by an increase in net equipment and other revenue of 9.7%. Total operating revenue for the nine months ended September 30, 2009 was $937.9 million, a decline of $38.5 million or 3.9% as compared to the same period last year, reflecting a decline in net service revenue of 3.1% and a decline in net equipment and other revenue of 15.6%.

Net service revenue consists primarily of voice and mobile data services, reduced by sales and E911 taxes. E911 taxes are typically assessed by state and local regulatory authorities on a flat rate basis, with most states basing it on the number of active customers. Net service revenue also includes non-refundable customer account balances, reflected as revenue after a customer has deactivated service, expired Top-Up cards and a surcharge collected from our customers, primarily for USF. Net service revenue for the three months ended September 30, 2009 was $273.1 million, a decline of $35.2 million, or 11.4%, as compared to the same period last year. The decline reflects the optimization of our highest-value customers to lower-priced monthly offers, including our new $49.99 unlimited offer, a continued trend towards substitution of lower priced text messaging for voice services and the impact of contributing to additional state E911 funds this year. These factors were partially offset by the inclusion of a full period of revenue from our postpaid service offerings, acquired August, 2008, and higher penetration and usage for our mobile data services, the latter stimulated by new offerings and new handsets. Net service revenue for the nine months ended September 30, 2009 was $881.2 million, a decline of $28.0 million, or 3.1%, as compared to the same period last year, reflecting the same drivers as discussed for the quarter. Note that net service revenue for the prior periods was originally reported as $305.0 million and $900.2 million, respectively, with the change due to the inclusion of the surcharge collected from our customers.

Net equipment and other revenue consists primarily of handset sales, reduced by an allowance for returns, promotional handset price reductions and price protection estimates, and includes early termination fees associated with our postpaid offers. Net equipment and other revenue is also reduced for costs such as cooperative advertising, a fund provided by us to our retail partners and typically calculated as a percentage of sales that a retailer must use to promote our products, as well as commissions, for which we do not receive an identifiable and separable benefit. Net equipment and other revenue for the three months ended September 30, 2009 was $19.9 million, an increase of $1.8 million or 9.7% as compared to the same period last year. This increase primarily reflects an increase in average handset prices, reflecting the shift to higher-end handsets, a decline in both product returns and promotional spending, both recorded as a reduction of net equipment revenue, and the inclusion of a full three months of early termination fees associated with our postpaid customers, partially offset by a decrease in volume, reflecting the lower gross additions. Net equipment and other revenue for the nine months ended September 30, 2009 was $56.7 million, a decrease of $10.5 million or 15.6% as compared to the same period last year, reflecting lower volume and an increase in promotional spending, recorded as a reduction in net equipment revenue, partially offset by an increase in average handset prices, the inclusion of a full nine months of early termination fees associated with our postpaid customers and lower product returns and liquidation, both recorded as a reduction in net equipment revenue.

Operating Expenses

Cost of service includes network service costs, airtime taxes (including USF, State Public Utility Commission taxes and other miscellaneous taxes and fees), production costs for Top-Up cards, mobile data service fees and entertainment content license fees. Cost of service for the three months ended September 30, 2009 was $95.2 million, an increase of $7.4 million, or 8.4%, compared to the same period last year. This increase reflects the impact on network utilization of higher usage, including usage on our postpaid offers and our new $49.99 unlimited prepaid offer, and the growth in our data services and messaging bundles, as well as the impact of the $10.3 million FET refund received last year, partially offset by a reduction in Sprint Nextel network rates, including an incremental reduction in our Sprint Nextel network rates this quarter as a result of the most recent Letter Agreement discussed earlier. Cost of service for the nine months ended September 30, 2009 was $282.3 million, an increase of $22.8 million, or 8.8%, compared to the same period last year, reflecting the same drivers as discussed for the quarter. Cost of service for the prior periods was originally reported as $84.5 million and $250.4 million, respectively, with the change due to the inclusion of USF taxes on a gross basis, with the surcharge collected from our customers now recorded in net service revenue, as discussed above.

Cost of equipment includes the cost of purchasing and packaging handsets sold to our customers. Cost of equipment is reduced for market development funds received from our handset vendors, which are recorded as a reduction to equipment cost. Cost of equipment for the three months ended September 30, 2009 was $74.1 million, a decrease of $28.9 million, or 28.0%, compared to the same period last year. This decrease primarily reflects the lower volume noted earlier and lower average purchase costs, which more than offset a mix shift to higher-end handsets, incremental costs associated with a full period of our postpaid service offerings, and lower market development funds. Cost of equipment for the nine months ended September 30, 2009 was $231.3 million, a decrease of $76.5 million, or 24.9%, compared to the same period last year, reflecting lower volume, lower average purchase costs and higher market development funds which more than offset a mix shift to higher-end handsets and incremental costs associated with our postpaid service offerings.

Selling, general and administrative expenses for the three months ended September 30, 2009 were $103.2 million, a decrease of $1.3 million, or 1.2%, compared to the same period last year. This decrease resulted primarily from a $2.9 million decrease in commissions amortized for sales of Top-Up cards, reflecting lower volume, a $1.6 million decrease in our care center expenses, reflecting lower volume and rates, a $1.6 million decrease in sales distribution expense, driven by elimination of separate costs associated with the Helio business, acquired in August, 2008, and a $0.8 million decrease in royalties paid for a technology patent, reflecting lower volume and lower contracted rates. These were largely offset by a $5.8 million increase in administrative and other support expenses, reflecting $5.5 million of acquisition related costs associated with the proposed acquisition by Sprint Nextel and some incremental expenses associated with a full period of our postpaid service offerings this year. Selling, general and administrative expenses for the nine months ended September 30, 2009 were $315.5 million, a decrease of $8.5 million, or 2.6%, compared to the same period last year. This decrease resulted primarily from an $15.7 million decrease in advertising and media spending, an $8.0 million decrease in commissions amortized for sales of Top-Up cards, reflecting lower volume, a $2.2 million decrease in royalties paid for a technology patent, reflecting lower volume and lower contracted rates, a $1.1 million decrease in sales distribution expense, driven by elimination of separate costs associated with the Helio business, and a $1.3 million decrease in supply chain and device expenses, reflecting lower volume. These were partially offset by a $9.3 million increase in administrative and other support expenses, a $5.5 million increase in IT expenses, a $3.0 million increase in expenses associated with voice and mobile device planning and a $1.6 million increase in our care center expenses. The increase in administrative and support expenses includes the $5.5 million of acquisition related costs noted earlier, and all of these areas reflect incremental expenses associated with a full period of our postpaid service offerings this year.

Restructuring expense for the three and nine months ended September 30, 2009 was $2.2 million and $3.7 million, respectively, compared to $6.5 million for each of the same periods last year, reflecting some continued activity in connection with employee charges associated with our IBM Agreement, our acquisition of Helio and our fourth quarter 2008 workforce reduction, all established last year, as well as contract termination charges of $1.7 million during the three and nine months ended September 30, 2009 relating to a contract with a third party information technology service provider whose services were transferred to IBM.

Depreciation and amortization expense for the three and nine months ended September 30, 2009 was $12.1 million and $31.9 million, respectively, an increase of $1.6 million, or 14.8%, and $3.9 million, or 13.7%, respectively, as compared to the same periods last year. The increase for the three month period primarily reflects a $4.8 million increase in the amortization of intangible assets associated with the Helio acquisition, including additional amortization of $2.9 million due to accelerating the amortization of the customer relationship intangible assets. This was partially offset by a decline in depreciation as a result of assets becoming fully depreciated since last year. The increase for the nine month period primarily reflects a $9.8 million increase in the amortization of intangible assets associated with the Helio acquisition, including the additional amortization noted above and the inclusion of a full nine months of amortization for Helio assets this year, partially offset by a decline in depreciation as a result of assets becoming fully depreciated since the end of last year.

Interest expense - net for the three and nine months ended September 30, 2009 was $4.4 million and $15.1 million, respectively, a decrease of $2.5 million, or 36.9%, and $9.1 million, or 37.7%, respectively, as compared to the same periods last year, with the decline reflecting lower average outstanding debt, due in particular to the debt pay-down in connection with our acquisition of Helio, and lower interest rates.

Other (income) expense for the three and nine months ended September 30, 2009 was $(1.9) million and $23.0 million, respectively, a decrease of $7.1 million, or 137.3%, and $7.6 million, or 24.9%, respectively, as compared to the same periods last year, reflecting changes in estimates related to our tax receivable agreements expense.

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

We have incurred substantial cumulative net losses and cumulative negative cash flows from operations since inception, and have negative Virgin Mobile USA, Inc. stockholders’ equity of $255.0 million, negative working capital of $138.3 million and outstanding non-current debt, including a capital lease, of $198.9 million as of September 30, 2009. We make significant initial cash outlays to acquire new customers in the form of handset and other subsidies. We incur costs to maintain current customers through the sale of replacement handsets at a loss. We expect these costs to be funded primarily through service revenue generated from our existing customer base and, when necessary, borrowings under our Revolving Credit Facility. Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that based on our current level of operations, together with cash generated from operations and our borrowing capacity under our Revolving Credit Facility, we will be able to finance our projected operating, investing and financing requirements for our existing operations and planned customer growth through at least September 30, 2010. As of September 30, 2009, we had borrowings under the Revolving Credit Facility of $46.5 million and, if necessary, we could borrow up to an additional $88.5 million under our Revolving Credit Facility. Our ability to make scheduled payments of principal, to pay interest on or to refinance indebtedness and to satisfy other obligations, including obligations under the PCS Services Agreement with Sprint Nextel, as well as our ability to meet long-term liquidity needs, will depend upon future operating performance, as well as general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Any obligations under the Tax Receivable Agreements with the Virgin Group and Sprint Nextel are expected to be funded from available cash generated by our taxable earnings. We do not anticipate issuing debt specifically to fund any obligations that may arise under the Tax Receivables Agreements. We also believe that our obligations under all other related party agreements will be required to be satisfied with cash generated from operations or financed through our Revolving Credit Facility. If we materially underperform relative to our operating plan and our Revolving Credit Facility and cash provided by operations become insufficient to allow us to meet our obligations, we are committed to taking certain alternative actions that could include reducing customer acquisitions, inventory purchases, planned capital expenditures, marketing costs and other variable costs, and extending the payment to vendors for certain liabilities within contractual terms. If our operations do not generate sufficient positive operating cash flows, we may require additional capital to fund our operations or growth, to take advantage of expansion or acquisition opportunities, and to develop new products to compete effectively in the marketplace. In order to meet future liquidity needs, we may seek additional increases in our borrowing capacity under the Revolving Credit Facility, seek to raise additional funds through public or private debt or equity financing to support our operations, reduce anticipated capital expenditures and restructure debt repayment obligations. Additionally, our third party senior secured credit agreement, or Senior Credit Agreement, and Revolving Credit Facility mature in December 2010. Additional funds, however, may not be available to us on commercially reasonable terms, or at all, when we require them and any additional capital raised through the sale of equity or equity-linked securities, if possible, could result in dilution to our existing stockholders. There is no assurance we will be successful in achieving our operating plan or would be able to implement alternative actions or obtain additional borrowing capacity on acceptable terms.

Our credit facilities require compliance with covenants, including a consolidated leverage ratio and fixed charge ratio. Based on our projected operating results and financial position, we expect to remain in compliance with the required covenants through at least September 30, 2010.

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

	Nine months ended September 30,
(in thousands)	2009	2008
Cash flows provided by (used in):
Operating activities	$66,701	$43,288
Investing activities	(14,452)	(11,544)
Financing activities	(43,539)	(25,268)

Increase (decrease) in cash and cash equivalents	$8,710	$6,476

Net cash provided by operating activities for the nine months ended September 30, 2009 was $66.7 million, an increase of $23.4 million compared to the same period in 2008. This increase in cash provided by operating activities is primarily the result of lower cash outlays for handset purchases, offset in part by higher payments to Sprint Nextel for our PCS Services Agreement, higher payments for operating expenses primarily the result of our acquisition of Helio in August 2008 and lower cash receipts from the sale of handsets.

Net cash used in investing activities for the nine months ended September 30, 2009 was $14.5 million, an increase of $2.9 million compared to the same period in 2008. Net cash used in investing activities in each period includes expenditures for capital equipment and software to support the expansion of customer offerings of $14.5 million and $15.1 million for the nine months ended September 30, 2009 and 2008, respectively. As we continue to expand our infrastructure to meet the needs of our customer base, we anticipate the continued use of cash in investing activities. The nine months ended September 30, 2008 also included an increase in cash of $3.5 million related to Helio’s cash at the time of the acquisition net of costs of the acquisition.

Net cash used in financing activities for the nine months ended September 30, 2009 was $43.5 million compared to $25.3 million for the same period in 2008. During the nine months ended September 30, 2009, we repaid $20.1 million of our outstanding third party long-term debt and $23.5 million under our Revolving Credit Facility. During the nine months ended September 30, 2008, we repaid $72.9 million of our outstanding indebtedness under our Senior Credit Agreement, and had a decrease of $2.0 million in our bank overdraft position, which was partially offset by $50 million proceeds from the issuance of our Series A Preferred Stock.

Free cash flow, a non-GAAP measure, is calculated as net cash provided by operating activities less capital expenditures. Free cash flow is an indicator of cash generated by our business after operating expenses, capital expenditures and interest expense. We believe this measure helps to (1) evaluate our ability to satisfy our debt and meet other mandatory payment obligations, (2) measure our ability to pursue growth opportunities, and (3) determine the amount of cash which may potentially be available to stockholders in the form of stock repurchase and/or dividends subject to the terms and conditions of our Senior Credit Agreement. Given that our business is not capital intensive, we believe this measure to be of particular relevance and utility. We also use Free cash flow internally for a variety of purposes, including managing our projected cash needs. For the nine months ended September 30, 2009, Free cash flow was $52.2 million, an increase of $24.0 million compared to the same period in 2008. This increase in cash provided by operating activities is primarily the result of lower cash outlays for handset purchases, offset in part by higher payments to Sprint Nextel for our PCS Services Agreement, higher payments for operating expenses primarily the result of our acquisition of Helio in August 2008 and lower cash receipts from the sale of handsets.

The following table illustrates the calculation of Free cash flow and reconciles it to cash provided by operating activities, which we consider to be the most directly comparable GAAP financial measure.

	Nine months ended September 30,
(in thousands)	2009	2008
Net cash provided by operating activities	$66,701	$43,288
Less: Capital expenditures	(14,452)	(15,060)

Free cash flow	$52,249	$28,228

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

Liquidity

Credit Facilities

Senior Secured Credit Agreement. At September 30, 2009 and December 31, 2008, we had $177.4 million and $197.2 million, respectively, outstanding under the Senior Credit Agreement. The Senior Credit Agreement is payable in installments, with a balloon payment of $151.0 million due on December 14, 2010.

The Senior Credit Agreement is collateralized by a general lien on all of our current and future assets. The outstanding principal bears interest at a Eurodollar rate plus an applicable margin of 5.50%, or an alternate base rate plus an applicable margin of 4.50%. The annualized interest rate applicable to the outstanding borrowings was 5.8% at September 30, 2009.

The Senior Credit Agreement contains a number of covenants that restrict certain of our actions. The Senior Credit Agreement also contains financial covenants, certain customary affirmative covenants and events of default.

Related Party Subordinated Secured Revolving Credit Facility. At September 30, 2009 and December 31, 2008, we had $46.5 million and $70.0 million, respectively, outstanding under the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility are subordinated to the Senior Credit Agreement and mature in December 2010, or when the Senior Credit Agreement is paid in full. We use the Revolving Credit Facility to cover the operating and investing cash needs of our business. This credit facility bears interest at a Eurodollar rate plus an applicable margin of 4.50%, or 12% if the Eurodollar rate cannot be ascertained. As of September 30, 2009 outstanding borrowings under the Revolving Credit Facility carried a weighted average annual interest rate of 5.0%.

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

At the election of the Virgin Group and SK Telecom, we may, on any interest payment date, pay interest through the issuance of a pay-in-kind, or PIK, note. The amount of the PIK note is due and payable on the date that the revolving commitments terminate, or can be prepaid as otherwise permitted under the terms of the Revolving Credit Facility and the Senior Credit Agreement. The interest on PIK notes would be paid on the interest payment date through the issuance of additional PIK notes. We may issue PIK notes to the Virgin Group and SK Telecom from time to time. No PIK notes were outstanding as of September 30, 2009.

A quarterly tolling charge of 1% is applied to the outstanding borrowings from the Virgin Group under the Revolving Credit Facility, although it is not applied to any borrowings from the Virgin Group in excess of $75 million. The charge is calculated based upon the amount drawn on the Revolving Credit Facility as of the last day of the quarter. We anticipate, based on $34.4 million of current borrowings with the Virgin Group, that we will incur $1.4 million additional annual interest expense.

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

As of September 30, 2009, we were in compliance with all financial covenants under our credit facilities.

Contractual Obligations, Commitments and Contingencies

On February 25, 2009, we entered into the Eighth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Eighth Amendment, our minimum required payment for the year ended December 31, 2008 decreased from $318.0 million to $317.2 million. On April 7, 2009, we entered into the Ninth Amendment to the PCS Services Agreement with Sprint Nextel. Under the terms of the Ninth Amendment, effective April 1, 2009, we pay fixed, lower rates for domestic network usage for each minute of use each month exceeding a base amount. Beginning January 1, 2010, we will pay a fixed rate for messages, regardless of volume, and will no longer be eligible to receive a discount for messaging rates in 2010 based on aggregate payments for all usage during 2009. Also beginning January 1, 2010, we will be eligible to receive a discount to existing rates for data services based on aggregate payments for all usage during 2009.

On September 25, 2009, we entered into a Letter Agreement, with Sprint Nextel, which amended the PCS Services Agreement. Pursuant to the Letter Agreement, Sprint Nextel will apply a discount to the total charges under the PCS Services Agreement for voice and data services for each monthly billing cycle from August 1, 2009 through December 31, 2009.

The Company entered into a three-year capital lease during the second quarter of 2009 for the purchase of software licenses in the amount of $4.1 million.

We are subject to legal and regulatory proceedings and claims arising in the normal course of business. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel assisting us with these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. We accrue a liability for matters if it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. Should developments in any of these matters cause a change in our determination regarding an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on our financial position, results of operations and cash flows in the period or periods in which such change in determination, judgment or settlement occurs.

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

Recently Issued and Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, which established the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by non governmental entities. This guidance is documented in ASC 105, Generally Accepted Accounting Principles, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued guidance on fair value measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This guidance is documented in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). In February 2008, the FASB issued additional guidance which provided a deferral of the effective date to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of this guidance on January 1, 2009 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance on business combinations, which requires the acquiring entity in a business combination to recognize all (and only) assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This guidance is documented in ASC 805, Business Combinations, (“ASC 805”). The adoption of this guidance on January 1, 2009 did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance which states that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity, but separate from stockholders’ equity, in the consolidated financial statements. This guidance also requires disclosure on the face of the statement of operations of those amounts of consolidated net income attributable to both parent and noncontrolling interest and is documented in ASC 810, Consolidation. The adoption of this guidance on January 1, 2009 changed the presentation of the noncontrolling interest in our balance sheet, statement of operations, and statement of cash flows, but did not have an impact on our consolidated financial position, results of operations or cash flows. These presentation and disclosure requirements were applied retrospectively to all prior periods presented.

In April 2009, the FASB issued guidance which changes the method for determining whether an other-than-temporary impairment exists for debt securities, including criteria for when to recognize an impairment through earnings versus other comprehensive income. This guidance is documented in ASC 320, Investments—Debt and Equity Securities, and is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance which requires fair value disclosures in both interim as well as annual financial statements. This guidance is documented in ASC 825, Financial Instruments, and is effective for interim and annual periods ending after June 15, 2009. This guidance requires additional disclosures only and did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly . This guidance is documented in ASC 820 and is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends and clarifies previous guidance to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is documented in ASC 805 and is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In May, 2009, the FASB issued guidance on subsequent events, which is modeled after the same principles as the subsequent event guidance in auditing literature with some terminology changes and additional disclosures. This guidance is documented in ASC 855, Subsequent Events, and requires disclosure of the date through which management has evaluated subsequent events and whether that evaluation date is the date of issuance or the date the financial statements were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value, or ASU 2009-05 which clarifies that, in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value at the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability and a quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for interim and annual periods beginning after August 28, 2009. The adoption of ASU 2009-05 is not expected to have a material impact our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), which (a) requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, (b) eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method, and (c) significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This guidance is effective for revenue arrangements entered into or materially modified in annual periods beginning on or after June 15, 2010; earlier application is permitted. We are evaluating the impact that the adoption of this guidance may have on our consolidated results of operations, cash flows, or financial position.

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

Our financial instruments consist of cash, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. As of September 30, 2009, we had cash and cash equivalents of $20.7 million. We are exposed to interest rate risks primarily through borrowings under our Senior Credit Agreement and Revolving Credit Facility. Interest on all of our borrowings under our credit facilities is variable based on a Eurodollar rate plus an applicable margin. As of September 30, 2009, our borrowings were $177.4 million under our Senior Credit Agreement and $46.5 million under our Revolving Credit Facility. Prior to 2009 we used derivatives to manage our interest rate exposure on certain of our debt obligations. There have been no material changes to our market risk sensitive instruments and positions as described in our annual report on Form 10-K as of December 31, 2008.

Our operations are based in the United States and, accordingly, all of our transactions are denominated in U.S. dollars. We are currently not exposed to market risks from changes in foreign currency.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

No changes occurred during the three months ended September 30, 2009 in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to legal and regulatory proceedings and claims arising in the normal course of business. We assess our potential liability by analyzing litigation and regulatory matters using available information. Views are developed on estimated losses in consultation with outside counsel assisting us with these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. We accrue a liability for matters if it is probable that a loss contingency exists and we can reasonably estimate the amount of the possible loss. Should developments in any of these matters cause a change in our determination regarding an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, it could have a material adverse effect on our financial condition, results of operations and cash flows in the period or periods in which such change in determination, judgment or settlement occurs. The information set forth in Note 13 to our financial statements, “ – Commitments and Contingencies,” on page 18 of this report is incorporated herein by reference.

Item 1A.	Risk Factors.

The information set forth in our annual report on Form 10-K for the year ended December 31, 2008 and on our Definitive Proxy Statement on Schedule 14A filed on October 23, 2009 under the heading “Risk Factors” is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Merger Agreement

On July 27, 2009, the Company entered into the Merger Agreement with Sprint Nextel and Merger Sub in connection with the acquisition of the Company by Sprint Nextel.

Pursuant to the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), upon the terms and subject to the conditions set forth therein, Sprint Mozart, Inc. will be merged with and into the Company. As a result of the Merger, the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation of the Merger and a wholly owned subsidiary of Sprint Nextel. In connection with the Merger, pursuant to the terms of the Merger Agreement, (i) except as set forth in clauses (ii) and (iii) below, each outstanding share of the Company’s Class A common stock, will be converted into the right to receive a number of shares of Series 1 voting common stock, par value $2.00 per share, of Sprint Nextel (“Sprint Nextel Shares”) and cash in lieu of fractional shares based on an Exchange Ratio (as defined in the Merger Agreement and described below), (ii) each outstanding share of Class A common stock and the Company’s Class C common stock, held by the Virgin Group will be converted into the right to receive a number of Sprint Nextel Shares and cash in lieu of fractional shares based on the Exchange Ratio multiplied by 93.09% (the “Virgin Group Exchange Ratio”), (iii) each outstanding share of Class A common stock and Class C common stock held by SK Telecom will be converted into the right to receive a number of Sprint Nextel Shares and cash in lieu of fractional shares based on the Exchange Ratio multiplied by 89.84% (the “SK Exchange Ratio”), (iv) each outstanding share of the Company’s Series A Preferred Stock, all of which are owned by the Virgin Group and SK Telecom as of October 31, 2009, will be converted into the right to receive a number of Sprint Nextel Shares and cash in lieu of fractional shares after giving effect to the conversion of such shares of Series A Preferred Stock into Class A common stock multiplied by (1) in the case of the Virgin Group, the Virgin Group Exchange Ratio, and (2) in the case of SK Telecom, the SK Exchange Ratio, and (v) each outstanding share of the Company’s Class B common stock will be canceled without any conversion thereof and no consideration will be delivered in respect thereto.

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

Second Amended and Restated Virgin Trademark License Agreement

On July 27, 2009, the Operating Partnership entered into an amended trademark license agreement with Virgin Enterprises Limited. The amended agreement will become effective upon the closing of the merger with Sprint Nextel, and will govern the use of the Virgin brand following the merger. The amendment is included as Exhibit 10.3 to this report.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virgin Mobile USA, Inc.

November 6, 2009	/s/ John D. Feehan, Jr.
John D. Feehan, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibits	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Second Amended and Restated Bylaws(2)

4.1	Amended and Restated Stockholders’ Agreement, dated October 16, 2007(2)

4.2	Registration Rights Agreement, dated October 16, 2007(3)

10.1	Amendment Letter executed July 7, 2009, to Amended and Restated Trademark License Agreement between Virgin Mobile USA, L.P. and Virgin Enterprises Limited.(4)

10.2	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.(5)

10.3	Second Amended and Restated Trademark License Agreement, dated July 27, 2009 between Virgin Mobile, USA, L.P. and Virgin Enterprises Limited.(6)(7)

10.4	Letter Agreement with Sprint Spectrum, L.P., dated September 25, 2009(7)

31.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 13a-14 under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-160016).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 16, 2007.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 13, 2009.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2009.

(6)	Incorporated by reference to Exhibit 99.5 to the registration statement on Form S-4 of Sprint Nextel Corporation, filed on September 3, 2009.

(7)	Certain portions have been omitted in accordance with a request for confidential treatment that the Company has submitted to the SEC. Omitted information has been filed separately with the SEC.