Form 10-Q/A
period 2009-09-30
Virgin Mobile USA, Inc.
filed 2009-11-23
CIK 1396546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of each of the registrant’s classes of common stock outstanding as of October 31, 2009 was as follows:
Class A common stock, par value $0.01 per share	67,354,173
Class B common stock, par value $0.01 per share	1
Class C common stock, par value $0.01 per share	115,062

EXPLANATORY NOTE

Virgin Mobile USA, Inc. (the Company) is filing this Amendment No. 1 on Form 10-Q/A (the Amendment) to its Quarterly Report on Form 10-Q for the period ended September 30, 2009 (the Original Filing), which was originally filed with the Securities and Exchange Commission (the Commission) on November 6, 2009, solely for the purpose of filing Exhibit 10.4 as listed in the Exhibit Index of the Original Amendment. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosure contained therein in any way.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virgin Mobile USA, Inc.

November 23, 2009	/s/ JOHN D. FEEHAN, JR.
John D. Feehan, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibits	Description

10.4	Letter Agreement with Sprint Spectrum, L.P., dated September 25, 2009. *

31.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 13a-14 under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Virgin Mobile USA, Inc. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain Portions have been omitted in accordance with a request for confidential treatment that the Company has submitted to the SEC. Omitted information has been filed separately with the SEC.